Form 10QSB
period 1996-03-31
RIVERSIDE PARK ASSOCIATES LP
filed 1996-05-15
CIK 813812

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended March 31, 1996     Commission File Number 04-29240



                Riverside Park Associates Limited Partnership
       (Exact name of small business issuer as specified in its charter)



        Delaware                                    04-2924048
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization


One International Place, Boston, MA                             02110
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:        (617) 330-8600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X      NO

BALANCE SHEETS

- - ---------------------------------------------------------------------------------------------------------------------------------


                                                                                       March 31,          December 31,
                                                                                         1996                 1995
                                                                                     (Unaudited)            (Audited)
- - ---------------------------------------------------------------------------------------------------------------------------------


                                                              ASSETS

Investment in Real Estate
     Land                                                                          $  6,357,564         $  6,357,564
     Building improvements and personal property                                     65,745,230           65,541,641
                                                                                   ------------         ------------
                                                                                     72,102,794           71,899,205

     Less accumulated depreciation                                                    26,795,564          26,065,442
                                                                                   -------------      --------------
                                                                                      45,307,230          45,833,763

     Cash                                                                             1,999,741            2,752,859
     Prepaid and other assets                                                         1,672,429              610,462
     Deferred costs, net of accumulated
      amortization of $2,771,438 and $2,706,438, respectively                           298,818              103,817
                                                                                   ------------         ------------

Total Assets                                                                       $ 49,278,218         $ 49,300,901
                                                                                   ============         ============


                                                 LIABILITIES AND PARTNERS' CAPITAL

Liabilities
     Mortgage payable                                                              $ 37,987,431         $ 38,114,269
     Accounts payable                                                                   203,782              280,465
     Accrued expenses                                                                   894,088              375,194
     Tenants' security deposits                                                         161,219              159,161
                                                                                 --------------       --------------

Total Liabilities                                                                    39,246,520           38,929,089
                                                                                   ------------         ------------

Partners' Capital (Deficit)
     Limited partners equity, 566 units
      authorized and outstanding,                                                   10,994,095            11,324,006
     General partner's deficit                                                        (962,397)             (952,194)
                                                                                   ------------          ------------
Total Partners' Capital                                                             10,031,698            10,371,812
                                                                                  ------------          ------------

Total Liabilities and Partners' Capital                                           $ 49,278,218          $ 49,300,901
                                                                                  ============          ============




PART I -  FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS

- - ---------------------------------------------------------------------------------------------------------------------------------


For the Three Months Ended March 31, 1996 and 1995
(Unaudited)                                                                             1996                 1995
- - ---------------------------------------------------------------------------------------------------------------------------------


Income
     Rental                                                                        $ 2,425,975          $ 2,265,939
     Interest on short-term investments                                                 21,467               31,842
     Other                                                                             247,811              218,102
                                                                                    ----------          -----------
                                                                                     2,695,253             2,515,883
                                                                                   -----------           -----------
Expenses
     Leasing                                                                            88,768               103,777
     General & administrative                                                           53,727                54,292
     Management Fees                                                                   144,464               138,892
     Utilities                                                                         319,837               392,471
     Repairs & Maintenance                                                             224,340               261,041
     Insurance                                                                          59,276                55,327
     Taxes                                                                             182,326               225,720
                                                                                   -----------           -----------
         Total operating expenses                                                    1,072,738             1,231,520

Other expenses
     Depreciation                                                                      730,122               723,790
     Amortization                                                                       65,000                51,911
     Interest expense                                                                  946,898               994,004
     Other expenses                                                                    220,609                19,526
                                                                                  ------------          ------------
         Total expenses                                                              3,035,367             3,020,751
                                                                                  ------------           -----------

Net loss                                                                           $  (340,114)          $  (504,868)
                                                                                   ===========           ===========

Net loss allocated to General Partner                                              $    (10,203)         $    (15,146)
                                                                                   ============          ============

Net loss allocated to Limited Partners                                              $  (329,911)         $   (489,722)
                                                                                    ===========          ============

Net loss per unit outstanding - Limited Partners                                 $         (583)      $          (865)
                                                                                 ==============       ===============

Weighted average number of units outstanding                                                 566                  566
                                                                                ================      ===============




STATEMENTS OF CASH FLOWS

- - ---------------------------------------------------------------------------------------------------------------------------


For the Three Months Ended
March 31, 1996 and 1995 (Unaudited)                                                        1996                  1995
- - ---------------------------------------------------------------------------------------------------------------------------


Cash flow from operating activities:
     Net loss                                                                       $  (340,114)          $  (504,868)
     Adjustments to reconcile net loss to
      net cash used in operating activities:
         Depreciation                                                                  730,122                723,790
         Amortization                                                                   65,000                 51,911
         Changes in assets and liabilities:
          Increase in prepaid and other assets                                       (1,061,967)            (289,196)
          Increase (decrease) in accounts payable and accrued expenses                  442,211              (71,874)
          Increase (decrease) in tenants security deposits                                2,058               (4,768)
                                                                                  -------------          ------------
Net cash used in operating activities                                                  (162,690)             (95,005)
                                                                                    -----------         ------------

Cash flows from investing activities:
     Acquisition of and improvements to property                                       (203,589)            (45,628)
     Additions to deferred cost                                                        (260,001)                  -
                                                                                   ------------          -----------

Net cash used in investing activities                                                  (463,590)              (45,628)
                                                                                   ------------          ------------

Cash flows from financing activities:
Principal payments on mortgage note                                                    (126,838)             (115,524)
                                                                                   ------------          ------------

Net cash used in financing activities                                                  (126,838)             (115,524)
                                                                                   ------------          ------------

Net decrease in cash                                                                   (753,118)             (256,157)

Cash, beginning of period                                                             2,752,859              3,054,764
                                                                                   ------------           ------------

Cash, ending                                                                       $  1,999,741           $  2,798,607
                                                                                   ============           ============

Supplemental disclosure of cash flow information:
Cash paid for interest                                                             $    946,898           $    968,814
                                                                                   ============           ============



STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

- - ---------------------------------------------------------------------------------------------------------------------------


For the Three Months Ended                                General                Limited
March 31, 1996 and 1995                                 Partners'              Partners'                      Total
(Unaudited)                                               Capital                Capital                    Capital
- - ---------------------------------------------------------------------------------------------------------------------------



Balance, December 31, 1995                           $  (952,194)           $11,324,006                $10,371,812
Net loss                                                 (10,203)              (329,911)                  (340,114)
                                                     -----------            -----------                -----------
Balance, March 31, 1996                              $  (962,397)           $10,994,095                $10,031,698
                                                     ===========            ===========                ===========

Balance, December 31, 1994                           $  (885,391)           $13,483,971                $12,598,580
Net loss                                                 (15,146)              (489,722)                  (504,868)
                                                     -----------            -----------                -----------
Balance, March 31, 1995                              $  (900,537)           $12,994,249                $12,093,712
                                                     ===========            ===========                ===========

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
(Unaudited)


1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's latest annual report on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1996.


2.       TAXABLE INCOME

The Partnership's results of operations on a tax basis are expected to differ from net loss for financial reporting purposes primarily due to the accounting differences in the recognition of depreciation and amortization.


3.       RELATED PARTY TRANSACTIONS

The Partnership paid an affiliate of WFA a property management fee of $103,114 and $97,542 for the three months ended March 31, 1996 and 1995, respectively. An Investor Service fee of $41,350 for the three months ended March 31, 1996 and $41,350 for the three months ended March 31, 1995 was also paid to affiliate of WFA. This fee increases annually by 6%.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

The Partnership's sole asset is a 1,222 unit apartment complex known as Riverside Park located in Fairfax County, Virginia. The Property is leased to tenants subject to leases of up to one year. The Partnership requires cash to pay principal and interest on the mortgage loan encumbering the Property and to pay operating expenses in connection with the Property, including management fees and general and administrative expenses. The Partnership continues to have positive cash flow after its operating and debt service requirements and provides cash distributions to its partners. It is expected that the Partnership's income will be sufficient in future years to continue to pay theses expenses as well as to provide for cash distributions to its partners.

The Washington, D.C., area apartment market is stable but remains competitive. The Partnership continues to make capital improvements to the property to enhance its competitiveness within the local market. The Partnership spent $203,589 on capital improvements during the first quarter of 1996 compared to $45,628 in the first quarter of 1995. Improvements include balcony and deck repairs, new machines in the fitness center, marble flooring in the hallways, energy saving conversion to the plumbing and continuous renovating and upgrading of apartment units. The capital improvements have been funded by a combination of the property's reserves and cash flow from operations. As of March 31, 1996, the Partnership had a cash balance of approximately $2.0 million, including $565,538 that is being held by the lender to complete unit renovations.

The Property's Mortgage Loan is evidenced by a promissory note payable by the Partnership to GMAC and secured by a mortgage in favor of GMAC on the Property in the full amount of the Mortgage Loan. As of March 31, 1996, the remaining blance of the Mortgage Loan was $37,987,431. The Mortgage Loan bears interest at the rate of 9.9375%, requiring monthly payments of principal and interest totaling $357,912. The Mortgage Loan matures in July 1996, at which time a balloon payment of the remaining outstanding principal in the amount of $37,810,866 balance will be due. The General Partner has actively sought replacement financing for the Mortgage Loan, however, no commitment has been received as of May, 1996. Although the General Partner is confident that the Mortgage Loan can be replaced, if the Mortgage Loan is not extended or refinanced or the Property not sold, the Property could be lost through mortgage foreclosure.

Results of Operations

The Partnership's net loss declined from $504,868 for the three months ended March 31, 1995 to $340,114 for the three months ended March 31, 1996. Excluding non-cash items such as depreciation and amortization, however, the Partnership's property has generated positive cash flow, which the Partnership used to make improvements to the property, and pay down the loan encumbering the property.

The Partnership's revenue increased from $2,515,883 to $2,695,253 or by 7.1% for the first quarter of 1996 compared to the first quarter of 1995. Rental Income was 7.0% higher reflecting an increase average occupancy to 98% in the quarter ended March 31, 1996 compared to 90% for the same quarter in 1995. The improved occupancy was partially offset by a decrease in average rental charges from $692 per unit to $677 per unit in 1996.

The direct operating costs of the Partnership's property declined by 12.9% or $158,782 from $1,231,520 for the quarter ended March 31, 1995 to $1,072,738 for the March 31, 1996 quarter. The cost savings were primarily as a result of lower leasing, utilities, and repairs and maintenance expenses, and a decrease in the property's taxes.
 The Partnership's depreciation and amortization expense categories were consistent with the results for the same period in 1995.

Interest expense decreased from $954,004 for the quarter ended March 31, 1995 to $946,898 for the quarter ended March 31, 1996 as a result of the lower debt balance outstanding.

Other expenses increased from $19,526 to $220,609 in the first quarter of 1996 primarily as a result of approximately $180,000 of legal costs incurred related to litigation initiated by the Partnership in connection with a third party proxy solicitation.

The results of operations in future quarters may differ from the results of operations for the quarter ended March 31, 1996, due to inflation and changing economic conditions which could affect occupancy levels, rental rates and operating expenses.

PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

No report on Form 8-K was required to be filed during the period.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        RIVERSIDE PARK ASSOCIATES
                        LIMITED PARTNERSHIP

                        By: Winthrop Financial Associates, A Limited Partnership
                            Its General Partner


                            By: /s/ Michael L. Ashner
                                    Michael L. Ashner
                                    Chief Executive Officer

                            By: /s/ Edward V. Williams
                                    Edward V. Williams
                                    Chief Financial Officer