Form 10QSB
period 1996-06-30
RIVERSIDE PARK ASSOCIATES LP
filed 1996-08-14
CIK 813812

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              FORM 10QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended June 30, 1996     Commission File Number 0-15740



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

                                    YES X      NO

BALANCE SHEETS

- ---------------------------------------------------------------------------------------------------------------------------------


                                                                                        June 30,          December 31,
                                                                                         1996                 1995
                                                                                     (Unaudited)            (Audited)
- ---------------------------------------------------------------------------------------------------------------------------------


                                                              ASSETS

Investment in Real Estate
     Land                                                                          $  6,357,564          $  6,357,564
     Building improvements and personal property
                                                                                     65,848,426            65,541,641
                                                                                   ------------          ------------
                                                                                     72,205,990            71,899,205

     Less accumulated depreciation                                                   27,543,596            26,065,442
                                                                                   ------------          ------------
                                                                                     44,662,394            45,833,763

     Cash                                                                             1,158,800             2,752,859
     Prepaid and other assets                                                         1,785,199               610,462
     Deferred costs, net of accumulated
      amortization of $2,076,425 and $1,972,608, respectively                                 -               103,817
                                                                           --------------------          ------------

Total Assets                                                                       $ 47,606,393          $ 49,300,901
                                                                                   ============          ============


                                                 LIABILITIES AND PARTNERS' CAPITAL

Liabilities
     Mortgage payable                                                              $ 37,857,416          $ 38,114,269
     Accounts payable                                                                    74,506               280,465
     Accrued expenses                                                                 1,038,849               375,194
     Tenants' security deposits                                                         156,876               159,161
                                                                                   ------------          ------------
Total Liabilities                                                                    39,127,647            38,929,089

Partners' Capital (Deficit)
     Limited partners equity, 566 units
      authorized and outstanding,                                                    9,487,732             11,324,006
     General partner's deficit                                                       (1,008,986)             (952,194)
                                                                                  -------------          ------------
Total Partners' Capital                                                              8,478,746            10,371,812
                                                                                 -------------          ------------

Total Liabilities and Partners' Capital                                           $ 47,606,393          $ 49,300,901
                                                                                  ============          ============

PART I -  FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS


- ---------------------------------------------------------------------------------------------------------------------------------


                                                                     Three Months Ended          Six Months Ended
                                                                             June 30,                    June 30,
                                                                         1996          1995          1996         1995
                                                                  (Unaudited)   (Unaudited)   (Unaudited)  (Unaudited)
- ---------------------------------------------------------------------------------------------------------------------------------


Income
     Rental                                                  $ 2,404,893      $ 2,331,065      $ 4,830,868      $ 4,597,004
     Interest on short-term investments                           21,046           35,425           42,513           67,267
     Other                                                       273,084          257,646          520,895          475,748
                                                            ------------      ------------    ------------     ------------
                                                               2,699,023        2,624,136        5,394,276        5,140,019
                                                             -----------       -----------      -----------      -----------
Expenses
     Leasing                                                      86,346           96,082          175,114          199,859
     General & administrative                                     40,484           46,202           94,211          100,494
     Management Fees                                             150,661          144,287          295,125          283,179
     Utilities                                                   233,202          242,570          553,039          635,041
     Repairs & Maintenance                                       303,744          292,667          528,084          553,708
     Insurance                                                    59,928           56,767          119,204          112,094
     Taxes                                                       184,569          160,327          366,895          386,047
                                                            ------------     ------------     ------------     ------------
         Total operating expenses                              1,058,934        1,038,902        2,131,672        2,270,422

Other expenses
     Depreciation                                                748,032          726,746        1,478,154        1,450,536
     Amortization                                                 38,817           51,910          103,817          103,821
     Interest expense                                          1,203,722          955,325        2,150,620        1,949,329
     Other expenses                                               35,460           18,548          256,069           38,074
                                                           --------------   -------------     ------------    -------------
         Total expenses                                        3,084,965        2,791,431        6,120,332        5,812,182
                                                             ------------     -----------      -----------      -----------

Net loss                                                  $    (385,942)      $  (167,295)     $  (726,056)      $  (672,163)
                                                           ============      ===========      ===========       ===========

Net loss allocated to General Partner                     $     (11,578)      $    (5,019)     $   (21,782)      $   (20,165)
                                                            =============   =============     ============    ============

Net loss allocated to Limited Partners                    $    (374,364)      $  (162,276)     $  (704,274)      $(651,998)
                                                             ============     ===========      ===========     ===========

Net loss per unit outstanding - Limited Partners          $        (661)      $     (287)      $   (1,244)       $  (1,152)
                                                        ===============  =============      =============    =============

Weighted average number of units outstanding                        566              566              566              566
                                                        =============== ================= =============== ================


STATEMENTS OF CASH FLOWS

- ---------------------------------------------------------------------------------------------------------------------------


For the Six Months Ended
June 30, 1996 and 1995 (Unaudited)                                                    1996               1995
- ---------------------------------------------------------------------------------------------------------------------------


Cash flow from operating activities
     Net loss                                                                  $ (726,056)      $   (672,163)
     Adjustments to reconcile net loss to
      net cash provided by operating activities:
         Depreciation                                                           1,478,154          1,450,536
         Amortization                                                             103,817            103,821
         Changes in assets and liabilities:
          Increase in prepaid and other assets                                 (1,174,737)          (482,632)
          Increase in accounts payable and accrued expenses                       457,696            125,777
          (Decrease) increase in tenants security deposits                         (2,285)             2,609
                                                                             -------------       ------------
                                                                                  136,589            527,948
                                                                             -------------       ------------

Cash flows from investing activities:
     Additions of and improvements to property                                   (306,785)          (113,424)
                                                                            -------------       ------------

Net cash used in investing activities                                            (306,785)          (113,424)
                                                                             -------------      ------------

Cash flows from financing activities:
     Principal payments on mortgage note                                         (256,853)          (233,936)
     Cash distributions paid to partners                                       (1,167,010)          (583,505)
                                                                             ------------       ------------

Net cash used in financing activities                                          (1,423,863)          (817,441)
                                                                             ------------       ------------

Net decrease in cash                                                           (1,594,059)          (402,917)

Cash, beginning of period                                                       2,752,859          3,054,764
                                                                            -------------       ------------

Cash, end of period                                                           $  1,158,800      $  2,651,847
                                                                              ============      ============

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                   $  1,890,620      $  1,949,329
                                                                              ============      ============

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

- ---------------------------------------------------------------------------------------------------------------------------


For the Six Months Ended                                  General                Limited
June 30, 1996 and 1995                                  Partners'              Partners'                      Total
(Unaudited)                                               Capital                Capital                    Capital
- ---------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1995                           $  (952,194)          $11,324,006                $10,371,812
Net loss                                                 (21,782)             (704,274)                  (726,056)
Distributions                                            (35,010)           (1,132,000)                (1,167,010)
                                                     -----------            -----------              ------------
Balance, June 30, 1996                               $(1,008,986)          $ 9,487,732                $ 8,478,746
                                                     ===========           ===========                ===========

Balance, December 31, 1994                           $  (885,391)          $13,483,971                $12,598,580
Net loss                                                 (20,165)             (651,998)                  (672,163)
Distributions                                            (17,505)             (566,000)                  (583,505)
                                                     -----------           -----------                -----------
Balance, June 30, 1995                               $  (923,061)          $12,265,973                $11,342,912
                                                     ===========           ===========                ===========


NOTES TO FINANCIAL STATEMENTS
June 30, 1996
(Unaudited)


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


3.       RELATED PARTY TRANSACTIONS

The Partnership paid an affiliate a property management fee of $109,311 and $212,426 and $102,937 and $200,480 for the three and six months ended June 30, 1996 and 1995, respectively. An Investor Service fee of $41,350 and $82,699 for the three and six months June 30, 1996 and 1995 was also paid to an affiliate of WFA.

4.       ACCOUNTING CHANGES

On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

5.       RECLASSIFICATION

Certain amounts in the 1995 Statement of Operations have been reclassified to conform with the current year presentation.

ITEM 2 -            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

The Partnership's sole asset is a 1,222 unit apartment complex known as Riverside Park located in Fairfax County, Virginia. The Property is leased to tenants subject to leases of up to one year. The Partnership requires cash to pay principal and interest on the mortgage loan encumbering the Property and to pay operating expenses in connection with the Property, including management fees and general and administrative expenses. The Partnership continues to have positive cash flow after its operating and debt service requirements and provides cash distributions to its partners. It is expected that the Partnership's income will be sufficient in future years to continue to pay these expenses as well as to provide for cash distributions to its partners.

The Washington, D.C., area apartment market is stable but remains competitive. The Partnership continues to make capital improvements to the property to enhance its competitiveness within the local market. The Partnership spent $306,785 on capital improvements during the first six months of 1996 compared to $113,424 in the first six months of 1995. Improvements include balcony and deck repairs and continuous renovating and upgrading of apartment units. The capital improvements have been funded by a combination of the property's reserves and cash flow from operations. As of June 30, 1996, the Partnership had a cash balance of approximately $1,158,800, as well as $535,322 that is being held by the lender to complete unit renovations.

The Partnership provided $136,589 from operating activities, for the six months ended June 30, 1996, as opposed to $527,948 for the same period in 1995. As noted above, the Partnership used $306,785 and $113,424 in investing activities for 1996 and 1995 respectively, for capital improvements. Cash used in financing activities increased significantly in 1996 to $1,423,863, as opposed to $817,441 in 1995, due to an increase in distributions paid to partners from $583,505 in 1995 to $1,167,010 in 1996.

The Property's Mortgage Loan is evidenced by a promissory note payable by the Partnership to the Lender and secured by a mortgage in favor of the Lender on the Property in the full amount of the Mortgage Loan. As of June 30, 1996, the remaining balance of the Mortgage Loan was $37,857,416. The Mortgage Loan bears interest at the rate of 9.9375%, requiring monthly payments of principal and interest totaling $357,912. The Mortgage Loan matured in July 1996, at which time a balloon payment of the remaining outstanding principal in the amount of $37,810,866 balance was due. In June, 1996, the General Partner received an extension of the Mortgage Loan maturity until October 1, 1996. The General Partner has signed a loan application to refinance the existing Mortgage Loan. The anticipated amount of the new loan is expected to be in excess of the existing loan balance which would provide additional funds to the Partnership. It is anticipated than the New Loan will close during the second half of 1996. The Partnership has expensed $260,000 in non-refundable commitment fees as of June 30, 1996. Although the General Partner anticipates that the Mortgage Loan can be replaced, if the Mortgage Loan is not extended or refinanced or the Property sold, the Property could be lost through mortgage foreclosure.

Results of Operations

The Partnership's net loss increased from $672,163 to $726,056 for the six months ended June 30, 1995 and 1996. Net losses for the three months ended June 30, 1996 were $385,942 as opposed to a net loss of $167,295 for the quarter ended June 30, 1995.

The Partnership's rental revenue increased from $2,331,065 and $4,597,004 to $2,404,893 and $4,830,868 for the three and six months ended June 30, 1995 and 1996 respectively. Rental income was 3.2% and 5.1% higher in the quarter ended June 30, 1996 and the six months ended June 30, 1996, respectively. The increased rental income reflects the higher average occupancy of 97.5% for the six months ended June 30, 1996 compared to 91.5% for the same period in 1995. The improved average occupancy was partially offset by a decrease in the average rental changes from $693 per unit to $672 per unit for the six months ended June 30, 1995 and 1996, respectively.

The increased loss for the three month period is primarily the result of $260,000 of commitment fees expensed during the period.

The direct operating expenses of the Partnership's property declined by 6.1% or $138,750 from $2,270,422 for the six months ended June 30, 1995 to $2,131,672 for the six months ended June 30, 1996. Direct operating costs increased by 1.9% or $20,032 from $1,038,902 to $1,058,934 for the comparable three month period ended June 30. The cost savings for the six month period were primarily a result of lower leasing, utilities, and repairs and maintenance expenses, and a decrease in the property's taxes. The cost increases in the three month period ended June 30, 1996 were in management fees, repairs and maintenance, insurance and taxes which were partially offset by savings in leasing, utilities and general and administrative expenses. The Partnership's depreciation expense increased as a result of the higher average dollar amount of assets in service during the three and six month periods of 1996 compared to the same period in 1995. Amortization expense was consistent with the results for the same period in 1995.

Interest expense increased to $1,203,722 and $2,150,620 for the three and six months ended June 30, 1996, as opposed to $955,325 and $1,949,329 for the three and six months ended June 30, 1996 as a result of the $260,000 of loan commitment fees expensed during the second quarter.

Other expenses increased from $38,074 to $256,069 primarily as a result of approximately $180,000 of legal costs incurred related to litigation initiated by the Partnership in connection with a third party proxy solicitation.

The results of operations in future quarters may differ from the results of operations for the three and six months ended June 30, 1996, due to inflation and changing economic conditions which could affect occupancy levels, rental rates and operating expenses.

           RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB

                                  JUNE 30, 1996

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


         a)   Exhibit 27, Financial Data Schedule.

         b)   Reports on Form 8-K:

              No report on Form 8-K was filed during the period.

           RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB

                                  JUNE 30, 1996



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            RIVERSIDE PARK ASSOCIATES
                               LIMITED PARTNERSHIP

                        By: Winthrop Financial Associates
                               Its General Partner


                        By:  /s/ Michael L. Ashner
                                 Michael Ashner
                                 Chief Executive Officer


                        By:  /s/ Edward V. Williams
                                 Edward V. Williams
                                 Chief Financial Officer

Date:  August 14, 1996