Form 10QSB
period 1996-09-30
RIVERSIDE PARK ASSOCIATES LP
filed 1996-11-14
CIK 813812

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              FORM 10QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended September 30, 1996     Commission File Number 0-15740



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

                                    YES X      NO

PART I - FINANCIAL INFORMATION
ITEM I -FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS

                                                   Three Months Ended       Three Months        Nine Months      Nine Months Ended
                                                   September 30, 1996   September 30, 1995   September 30, 1996   September 30, 1995
                                                         (Unaudited)         (Unaudited)        (Unaudited)          (Unaudited)

INCOME

     Rental                                       $        2,304,014   $       2,394,349    $     7,134,882  $         6,991,353
     Interest on short-term investments                       12,664              31,768             55,177               99,035
     Other                                                   338,058             235,781            858,953              711,529
                                                           2,654,736           2,661,898          8,049,012            7,801,917



EXPENSES

     Leasing                                                 105,256             135,406            280,370              335,265
     General & Administrative                                 48,338              49,581            142,549              150,075
     Management Fees                                         144,074             145,269            439,199              428,448
     Utilities                                               230,654             231,797            783,693              866,838
     Repairs & Maintenance                                   304,468             391,470            832,552              945,178
     Insurance                                                61,126              55,875            180,330              167,969
     Taxes                                                   187,877             218,122            554,772              604,169
          TOTAL OPERATING EXPENSES                         1,081,793           1,227,520          3,213,465            3,497,942



OTHER EXPENSES
     Depreciation                                            739,077             724,914          2,217,231            2,175,450
     Amortization                                                      -          51,910            103,817              155,732
     Interest expense                                        892,276             952,050          3,042,896            2,901,379
     Other expenses                                           40,776               9,773            296,845               47,847
          TOTAL EXPENSES                                   2,753,922           2,966,167          8,874,254            8,778,350


Net loss                                          $          (99,186)  $        (304,270)   $      (825,242) $          (976,433)


Net loss allocated to General Partner             $           (2,976)  $          (9,128)   $       (24,757) $           (29,293)


Net loss allocated to Limited Partners            $          (96,210)  $        (295,142)   $      (800,485) $          (947,140)


Net (loss) per unit outstanding - Limited Partners$             (170)  $            (521)   $        (1,414) $            (1,673)

Weighted Average number of units outstanding                     566                 566                566                  566


RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP
BALANCE SHEETS
DECEMBER 31, 1995 AND SEPTEMBER 30, 1996



                                                    September 30, 1996                  December 31, 1995
                                                        (UNAUDITED)                           (Audited)

                                         ASSETS



INVESTMENT IN REAL ESTATE                        $        6,357,564                $          6,357,564
     Land
     Buildings, improvements and personal property
     net of accumulated depreciation of
     $28,282,673 and $26,065,442                         37,746,596                          39,476,199

                                                         44,104,160                          45,833,763


OTHER ASSETS
     Cash and cash equivalents                            9,573,121                           2,752,859
     Prepaid and other assets                               721,474                             610,462
     Deferred costs, net of accumulated amortization
     of 0 and $1,764,965                                  1,397,725                             103,817


TOTAL ASSETS                                     $       55,796,480                $        $49,300,901



                                      LIABILITIES AND PARTNERS' EQUITY


LIABILITIES
     Mortgage payable                            $       47,000,000                $         38,114,269
     Distribution payable                                 6,574,747                                    _
     Accounts payable                                        44,572                             280,465
     Accrued expenses                                       220,228                             375,194
     Tenants' security deposits                             152,120                             159,161


                                                         53,991,667                          38,929,089
TOTAL LIABILITIES

                                                                -                                  -
COMMITMENTS

PARTNERS' EQUITY (DEFICIT):

     Limited partners' equity, 566 units authorized
     and outstanding, December 31, 1995 and 1994          3,014,017                          11,324,006
     General partners' deficit                           (1,209,204)                           (952,194)


TOTAL PARTNERS' EQUITY                                    1,804,813                          10,371,812

TOTAL LIABILITIES AND PARTNERS' EQUITY           $       55,796,480                $         49,300,901







                        See Notes on Financial Statements



STATEMENTS OF CASH FLOWS



For the Nine Months Ended
September 30, 1996 and 1995 (Unaudited)                        1996                                1995




Cash flow from operating activities:
     Net loss                                    $         (825,242)               $           (976,433)
     Adjustments to reconcile net loss to
     net cash used in operating activities:
          Depreciation                                    2,217,231                           2,175,450
          Amortization                                      103,817                             155,732
          Changes in assets and liabilities:
          Increase in prepaid and other assets             (111,012)                           (878,665)
         (Decrease) increase in accounts payable
          and accrued expenses                             (390,859)                            355,427
          (Decrease) increase in tenants security            (7,041)                             15,051
Net Cash provided by operating activities                   986,894                             846,562


Cash flows from investing activities:
     Acquisition of and improvements to property           (487,628)                           (161,921)


Net cash used in investing activities:                     (487,628)                           (161,921)


Cash flows from financing activities:
Additions to deferred loan cost                          (1,397,725)                               -
Proceeds from mortgage financing                         47,000,000                                -
Distributions paid                                       (1,167,010)                           (355,622)
Principal payments on mortgage note                     (38,114,269)                           (583,505)


Net cash provided by financing activities                 6,320,996                             939,127


Net increase (decrease) in cash and cash equivalen        6,820,262                          (2,054,486)


Cash and cash equivalents, beginning of period            2,752,859                           3,054,784


Cash and cash equivalents, ending                $        9,573,121                $          2,800,278


Supplemental disclosure of cash flow information:
Cash paid for interest                           $        3,401,550                $          2,901,379




                        See Notes to Financial Statements

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL



For the Three Months Ended                        General                   Limited
September 30, 1996 and 1995                      Partners'                 Partners'                  Total
(UNAUDITED)                                        Capital                  Capital                  Capital


Balance December 31, 1995             $           (952,194)    $         11,324,006     $         10,371,812
Net loss                                           (24,757)                (800,485)                (825,242)
Distributions                                     (232,253)              (7,509,504)              (7,741,757)
Balance, September 30, 1996           $         (1,209,204)    $          3,014,017     $          1,804,813



Balance December 31, 1994             $           (885,391)    $         13,483,971     $         12,598,580
Net loss                                           (29,293)                (947,140)                (976,433)
Distributions                                      (17,505)                (566,000)                (583,505)
Balance, September 30, 1995           $           (932,189)    $         11,970,831     $         11,038,642


                     See Notes to the Financial Statements

NOTES TO FINANCIAL STATEMENTS
September 30, 1996
(Unaudited)


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


3.       RELATED PARTY TRANSACTIONS

The Partnership paid an affiliate a property management fee of $102,724 and $315,150 and $103,919 and $304,399 for the three and nine months ended September 30, 1996 and 1995, respectively. An Investor Service fee of $41,350 and $102,049 for the three and six months June 30, 1996 and 1995 was also paid to an affiliate of WFA.

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

The Washington, D.C., area apartment market is stable but remains competitive. The Partnership continues to make capital improvements to the property to enhance its competitiveness within the local market. The Partnership spent $487,628 on capital improvements during the first nine months of 1996 compared to $116,923 in the first nine months of 1995. Improvements include balcony and deck repairs and continuous renovating and upgrading of apartment units. The capital improvements have been funded by a combination of the property's reserves and cash flow from operations. As of September 30, 1996, the Partnership had a cash balance of $9,573,012, as well as approximately $470,000 that is being held by the lender to complete unit renovations.

The Partnership provided $986,891 from operating activities, for the nine months ended September 30, 1996, as opposed to $846,562 for the same period in 1995. As noted above, the Partnership used $487,628 and $161,921 in investing activities for 1996 and 1995 respectively, for capital improvements. Cash produced in financing activities increased significantly and consisted of $47,000,000 of proceeds from the new mortgage financing which was offset by payoff of the previous mortgage of $38,114,269, $1,167,010 of distributions paid to partners and $1,397,725 of deferred financing costs incurred in connection with the mortgage financing.

On September 25, 1996, the Partnership closed a new first mortgage loan in the amount of $47,000,000. The mortgage loan bears interest of Libor plus 2.75%, requires monthly payments of interest and principal of approximately $370,980 based upon a 25 year amortization schedule and matures in September, 2001. The Partnership was required to fund approximately $470,000 in reserves at closing to complete certain required improvements and established tax and insurance escrows. The Partnership is required to fund an ongoing replacement reserve. Approximately $6,575,000 of the loan proceeds from the financing subsequent to September 30, 1996 were distributed to the partners.


Results of Operations

The Partnership's net loss decreased from $976,433 to $825,242 for the nine months ended September 30, 1995 and 1996. Net losses for the three months ended September, 1996 were $99,186 as opposed to a net loss of $304,270 for the quarter ended September 30, 1995.

The Partnership's rental revenue increased from $6,991,353 to $7,134,882 for the nine months ended September 30, 1995 and 1996 respectively. Rental revenue decreased from $2,394,349 for the three months ended
September 30, 1995 to $2,304,014 for the same period ended September 30, 1996. The rental income was 3.9% lower and 2.1% higher in the quarter ended September 30, 1996 and the nine months ended September 30, 1996, respectively. The year to date increased rental income reflects the higher average occupancy of 97% for the nine months ended September 30, 1996 compared to 93% for the same period in 1995. The improved average occupancy was partially offset by a decrease in the average rental changes from $714 per unit to $679 per unit for the nine months ended September 30, 1995 and 1996, respectively.

The direct operating expenses of the Partnership's property declined by 8.8% or $284,477 from $3,497,942 for the nine months ended September 30, 1995 to $3,213,465 for the nine months ended September 30, 1996. Direct operating costs decreased by 13.1% or $141,727 from $1,223,520 to $1,081,793 for the comparable three month period ended September 30. The cost savings for the nine month period were primarily a result of lower leasing, utilities, and repairs and maintenance expenses, and a decrease in the property's taxes. The cost increases in the three month period ended June 30, 1996 were in management fees, repairs and maintenance, insurance and taxes which were partially offset by savings in leasing, utilities, general and administrative expenses and repairs and maintenance expenses. The Partnership's depreciation expense increased as a result of the higher average dollar amount of assets in service during the three and six month periods of 1996 compared to the same period in 1995. Amortization expense was declined due to the prior mortgage loan maturing in the second half quarter of 1996.

Interest expense increased to $3,042,896 the nine months ended September 30, 1996, a result of the $260,000 of loan commitment fees expensed during the second quarter.

Other expenses increased from $47,847 to $296,845 primarily as a result of approximately $180,000 of legal costs incurred related to litigation initiated by the Partnership in connection with a third party proxy solicitation.

The results of operations in future quarters may differ from the results of operations for the three and nine months ended September 30, 1996, due to inflation and changing economic conditions which could affect occupancy levels, rental rates and operating expenses.

           RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB

                               September 30, 1996

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


         a)   Exhibit 27, Financial Data Schedule.

         b)   Reports on Form 8-K:

              No report on Form 8-K was filed during the period.

          RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB

                               September 30, 1996



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

                            RIVERSIDE PARK ASSOCIATES
                                               LIMITED PARTNERSHIP

                        By: Winthrop Financial Associates
                               Its General Partner


Date:  November 14, 1996     By:   /s/ Michael L. Ashner
                                       Michael L. Ashner
                                       Chief Executive Officer


Date:  November 14, 1996     By: s/ Edward V. Williams
                                    Edward V. Williams
                                    Chief Financial Officer