Form 10KSB
period 1996-12-31
RIVERSIDE PARK ASSOCIATES LP
filed 1997-03-31
CIK 813812

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                 Commission  File
For the fiscal year ended December 31, 1996      Number  0-15740

                  RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP
              (Exact name of small business issuer as specified in
                                  its charter)

        Delaware                                         04-2924048
(State of organization)                        (IRS Employer Identification No.)

One International Place, Boston, Massachusetts              02110
   (Address of principal executive offices)               (Zip  Code)

Registrant's telephone number including area code:         (617) 330-8600
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                       Units of Limited Partnership Interest
                                                 (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


Registrant's revenues for its most recent fiscal year were $10,546,282.

No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be computed.




                       DOCUMENTS INCORPORATED BY REFERENCE



Location in Form 10-KSB                            Document
In Which Document is
    Incorporated

Part                                               I The Confidential Memorandum
                                                   of the Registrant  dated June
                                                   30,  1986 (filed as Exhibit B
                                                   to      the      Registrant's
                                                   Registration   Statement   on
                                                   Form  10  dated   April   29,
                                                   1987).

Transitional Small Business Disclosure Format:  Yes ___  No  X

                                                      PART I

Item 1.           Description of Business.

Organization

         Riverside Park Associates Limited Partnership (the "Registrant") was formed on May 14, 1986 pursuant to the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, renovating and operating an apartment complex known as "Riverside Park." Riverside Park consists of a 28.1-acre parcel of land in Fairfax County, Virginia, improved with three buildings containing 1,222 apartment units, 1,822 parking spaces, three swimming pools, five tennis courts and retail facilities (the land and improvements are referred to collectively herein as the "Property"). The general partner of the Registrant (the "General Partner") is Winthrop Financial Associates, A Limited Partnership ("WFA"). (See "Change in Control.")

Development

         The Registrant was initially capitalized with a capital contribution from the General Partner in the amount of $99.00. The Registrant raised an additional $47,532,600 in capital contributions through an offering of 566 units of limited partnership interest (the "Units") in the Registrant in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended (the "Offering"). At March 30, 1987, subscriptions for all 566 Units had been received by the Registrant and investors subscribing for such Units had been admitted to the Registrant as limited partners (the "Limited Partners"). For a further description of the terms of the Offering, see pages 27 through 31 of the Registrant's Confidential Memorandum dated as of June 30, 1986 (the "Memorandum") under the heading "Terms of the Offering," which description is incorporated herein by reference. A copy of the Memorandum was filed as Exhibit B to the Registration Statement on Form 10 filed by the Registrant with the Securities and Exchange Commission on April 29, 1987 (the "Registration Statement").

     The Registrant's business is (i) to own and operate the Property with a view to providing cash flow to the Limited Partners and (ii) to sell or refinance the Property at such timeas the General Partner believes it to be economically advantageous.

Employees

         The Registrant has no employees. Services are performed for the Registrant by the General Partner and its affiliates. Management services are performed for Registrant at its properties by on-site personnel all of whom are employees of Winthrop Management, an affiliate of the General Partner, which directly manages the Registrant's property. All payroll and associated expenses of such on-site personnel are fully reimbursed by the Registrant to Winthrop Management. Pursuant to a management agreement, Winthrop Management provides certain property management services to the Registrant in addition to providing on-site management. Winthrop Management is a Massachusetts general partnership whose managing general partner is First Winthrop Corporation, which is wholly owned by the General Partner.

Competition

         The real estate business is highly competitive and the Registrant's properties have active competition from similar properties in the vicinity including, in certain instances, properties owned by affiliates of the Registrant. Furthermore, various limited partnerships controlled by the General Partner and/or its affiliates are also engaged in business which may be competitive with the Registrant. The Registrant is also competing for potential buyers with respect to the ultimate sale of its properties. See "Item 6, Management's Discussion and Analysis or Plan of Operation."

Partnership Agreement Amendment

         In August 1995, the General Partner amended Section 11.12 of the Registrant's partnership agreement to clarify and remove certain ambiguities pertaining to the requirements for calling and voting at a meeting of limited partners, or taking action by written consent of partners in lieu thereof. Such requirements include, among other matters, that any action by written consent may be initiated only by the General Partner or by one or more limited partners holding not less than 10% of the outstanding Units.

Change in Control

         WFA is a Maryland public limited partnership organized in 1984 to acquire all of the outstanding stock of First Winthrop Corporation, a Delaware corporation ("First Winthrop"). The general partner of WFA is Linnaeus Associates Limited Partnership, a Maryland limited partnership ("Linnaeus"). Prior to December 22, 1994, Arthur J. Halleran, Jr. was the sole general partner of Linnaeus.

     On December 22, 1994, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprised the senior management of WFA, the general partnership interest in Linnaeus was transferred to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18, 1995, A.I. Realty Company, LLC ("Realtyco"). The equity securities of Realtyco were held by certain employees of NACC.

         On July 18, 1995 Londonderry Acquisition II Limited Partnership, a Delaware limited partnership ("Londonderry II"), an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty. WFA owns the remaining thirty-five percent (35%) limited partnership interest.

         As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II became the controlling entity of the General Partner. In connection with the transfer of control, the officers and directors of WFA resigned and Londonderry II appointed new officers and directors. See "Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act."

Tender Offer

         On October 6, 1995, Riverside Acquisition, L.P., a Delaware limited partnership ("Riverside"), comprised of Riverside Acquisition Corporation, a Delaware corporation, which was a wholly owned subsidiary of First Winthrop, as general partner, and WFA, as the limited partner, made a tender offer to purchase up to 200 Units for cash consideration of $31,100 per Unit. On November 9, 1995, Riverside increased its offer to $40,000 per Unit. As reported on Riverside's Schedule 13D filed with the Securities and Exchange Commission in December 1995, Riverside purchased 200 Units tendered by Limited Partners, representing 35.3% of the 566 Units outstanding (see "Item 11, Security Ownership of Certain Beneficial Owners and Management"). The beneficial interests of Riverside were subsequently acquired by an affiliate of Apollo.

         The tender offer was commenced shortly following the mailing on September 22, 1995 of a consent solicitation to the Limited Partners by The Alternative Group Limited Partnership ("TAG"). TAG sought the consent of a majority in interest of the Limited Partners to remove WFA as the general partner of the Registrant, with the goal of liquidating the assets of the Registrant. The solicitation was unsuccessful.

Item 2.           Description of Properties.

         The Registrant's primary asset is its ownership interest in the Property which is described in Item 1, "Description of Business". The Property was acquired on May 15, 1986 for an original purchase price of $59,125,000. As of December 31, 1996, substantially all Property's apartment units had been renovated and the lender holding the first mortgage loan encumbering the Property is holding approximately $470,000 to complete the renovations. Approximately $621,197 was spent on capital improvements in 1996. Improvements made during calendar 1996 included balcony and deck repairs and continuous renovating and upgrading of apartment units. These capital improvements were been funded by a combination of the property's reserves and cash flow from operations.

         The Property has generated positive cash flow after debt service and capital improvements every year since its acquisition by the Registrant.

         The following table sets forth the average annual occupancy rate and per unit average monthly rental rate at the Property for the years ended December 31, 1996 and 1995:






                                                              1996                               1995
                                                              ----                               ----

Average Occupancy Rate                                        95.5%                              95%
Average per Unit Rental Rate                                  $765                               $761

         On September 25, 1996, the Partnership closed a new first mortgage loan in the amount of $47,000,000. The mortgage loan bears interest at a rate of Libor plus 2.75%, requires monthly payments of interest and principal of approximately $374,668 based upon a 25 year amortization schedule and matures in September, 2001 with a balloon payment due of approximately $43,193,096. The Partnership was required to fund approximately $470,000 in reserves at closing to complete certain required improvements and established tax and insurance escrows. The Partnership is required to deposit $30,550 per month into a replacement reserve account. See "Item 7, Financial Statements - Note B."
Approximately $6,575,000 of the loan proceeds from the financing were distributed to the partners. See Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters."

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of the Property as of December 31, 1996:

    Gross
    Carrying      Accumulated                           Federal
    Value        Depreciation       Rate     Method     Tax Basis


$72,020,402      $28,930,286       5-3 yrs.    S/L    $26,043,395


         The real estate taxes paid on the Property in 1996 were $723,115 which were based on a rate of 1.231/100.

Item 3.           Legal Proceedings.

         Except as discussed below, the Registrant is not a party, nor is the Property subject, to any material pending legal proceedings.

     Riverside Park Associates Limited Partnership and Winthrop Financial Associates, A Limited Partnership v. The Alternative Group Limited Partnership, Beal Investment Group, Inc., et al., The United States District Court for the District of Delaware, C.A. No. 95-608-RRM.


         On October 10, 1995, the Registrant and WFA filed this action against the defendants, asserting claims for violation of Section 14(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder, tortious interference with WFA's contractual relations and civil conspiracy. The litigation arose out of the consent solicitation initiated by TAG (see "Item 1, Description of Business - Tender Offer"). A settlement agreement was entered into amongst the parties in January 1996 which resulted in the dismissal of the action with prejudice and an exchange of releases between the parties.


Item 4.           Submission of Matters to a Vote of Securities Holders.

         No matters were submitted to a vote of security holders during the period covered by this report.

                                                      PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters.

         There is no established trading market for the Registrant's Units. The Registrant's Partnership Agreement places significant restrictions on the rights of Limited Partners to assign their interests in the Registrant. Transfers of Units are infrequent and occur only through private transactions.

         As of March 15, 1997, there were 991 holders of 566 outstanding Units.

         The Registrant's Partnership Agreement requires that any Cash Flow (as defined therein) be distributed to the Partners at such times during each calendar year as the General Partner determines, but in any event not later than sixty (60) days after the end of the Registrant's fiscal year. All distributions of Cash Flow are to be made in proportion to the partners' respective Percentage Interests (as defined in the Partnership Agreement). There are no restrictions on the Registrant's present or future ability to make distributions of Cash Flow. For the year ended December 31, 1995, cash distributions in the amount of $566,000 (approximately $1,000 per Unit) were made. For the year ended December 31, 1996, cash distributions were made in the amount of $1,167,011 (approximately $1,132,000 to limited partners and $35,011 to the General Partner). In addition, during the fourth quarter of 1996, $6,574,747 of the loan proceeds from the refinancing of the loan encumbering the Property were distributed to the partners ($6,509,000 to limited partners and $65,747 to the General Partner). Each of the foregoing distributions (other than the distribution of loan proceeds) was made from Cash Available For Distribution (as defined in the Partnership Agreement) from the prior year or funds that had been reserved from operations in prior years. None of the cash that was distributed constituted a return of Limited Partners' capital. See "Item 6, Management's Discussion and Analysis or Plan of Operation," for information relating to the Registrant's future distributions.


Item 6.           Management's Discussion and Analysis or Plan of
                  Operation.

Liquidity and Capital Resources

     The Registrant's sole asset is the Property which is leased to tenants subject to leases of up to one year. The Registrant requires cash to pay principal and interest on the Mortgage Loan and to pay operating expenses in connection with the Property, including management fees and general and administrative expenses. The Registrant continues to have positive cash flow after its operating and debt service requirements and provides cash distributions to its partners. It is expected that the Registrant's income will be sufficient in future years to continue to pay these expenses as well as to provide for cash distributions to its partners. The Registrant has also distributed to Limited Partners some of the funds that had been set aside as reserves from prior years' cash available for distribution. The General Partner anticipates that the Registrant's reserves will be adequate to fund any unanticipated expenses.


         On September 25, 1996, the Partnership closed a new first mortgage loan in the amount of $47,000,000. The mortgage loan bears interest of Libor plus 2.75%, requires monthly payments of interest and principal of approximately $374,668 based upon a 25 year amortization schedule and matures in September, 2001. The Partnership was required to fund approximately $470,000 in reserves at closing to complete certain required improvements and established tax and insurance escrows. The Partnership is required to fund an ongoing replacement reserve. The Partnership distributed $6,509,000 of the loan proceeds from the financing to its limited partners and $65,747 to the general partner during the fourth quarter of 1996.


         Riverside acquired 200 Units through its 1995 tender offer (see "Item 1, Description of Business - Tender Offer"). The General Partner believes that the tender offer will not have a significant impact on future operations or the liquidity of the Registrant.

Results of Operations

     Operating results have been relatively stable over the past two years. While the Registrant has operated at a net loss, after making adjustments for non-cash items (primarily depreciation and amortization), the Registrant has generated positive cash flow which it has distributed according to the Partnership Agreement.

         The Partnership's net loss decreased from $1,643,263 to $1,552,558 for year ending December 31, 1995 and 1996 respectively. The decrease in net loss is attributable to an increase in revenues along with a decrease in expenses.


         The Registrant's total revenue increased to $10,546,282 for the year ending December 31, 1996 compared to $10,539,628 for the year ended December 31, 1995 due to increase in rental income which was partially offset by decreases in interest income other income. Rental income increased as a result of increases in and both occupancy and average rental rate at the Registrant's property. Interest income decreased due to lower average cash balances available for investment. The decrease in other income was the result of a decline in revenue from corporate unit rentals.


     Total operating expenses increased approximately 1% from $4,476,687 for the year ended December 31, 1995 to $4,521,136 for the same period in 1996. This increase was due to increases in general and administrative expenses, management fees, insurance and tax expense which were partially offset by savings in leasing, utility and repairs and maintenance expenses. The reduction in leasing expenses was the result of decreased furniture rental charges from the corporate units eliminated in 1996. The increase in general and administrative expenses was due to consulting and professional fees incurred related to the operation of the property. Increased taxes resulted from higher tax valuation for property tax purposes. The increase in insurance expense related to increased property insurance premiums. Utilities expense decreased at the property in 1996 as a result of decrease water expenditure which was a result of the properties conversion to upgraded and more efficient fixtures within the apartment units. Repairs and maintenance expense declined in 1996 as a result of the elimination of a maintenance payroll position. Depreciation and amortization expense decreased as a result of lower average fixed assets in service and other expenses decreases as a result of lower professional fees were partially offset by higher interest expense which resulted from the increased debt balance refinanced in September 1996.


         The General Partner believes that inflation and changing economic conditions did not have a significant affect on the operating results of the Registrant during 1996. The General Partner does not anticipate the results of operations in future years to be significantly different from operations in 1996. However, the Property continues to be subject to the risks associated with real estate ownership and management, such as varying occupancy levels resulting from inflation and other economic conditions. While the General Partner believes that market conditions are slowly beginning to improve, there can be no assurance that this improvement will continue.

Item 7. Financial Statements.
                      FINANCIAL STATEMENTS AND INDEPENDENT
                                AUDITORS' REPORT

                        RIVERSIDE PARK ASSOCIATES LIMITED
                                  PARTNERSHIP

                           DECEMBER 31, 1996 AND 1995


Riverside Park Associates Limited Partnership

TABLE OF CONTENTS


INDEPENDENT AUDITORS' REPORT

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS




                          INDEPENDENT AUDITORS' REPORT




To the Partners of
Riverside Park Associates Limited Partnership

         We have audited the accompanying balance sheets of Riverside Park Associates Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverside Park Associates Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 31, 1997

                  Riverside Park Associates Limited Partnership



                           December 31, 1996 and 1995



                                 BALANCE SHEETS

                                     ASSETS
                                                                                      1996               1995
                                                                                ----------------   -----------------
INVESTMENT IN REAL ESTATE
     Land                                                                        $     6,357,564     $     6,357,564
     Building, improvements and personal property, net of
     accumulated depreciation of $28,930,286 and $26,065,442                          37,232,552          39,476,199
                                                                                ----------------   -----------------
                                                                                      43,590,116          45,833,763

     OTHER ASSETS
     Cash and cash equivalents                                                         3,011,885           2,752,859
     Mortgage reserves held in escrow                                                    181,850             124,313
     Prepaid and other assets                                                            542,719             486,149
     Deferred costs, net of accumulated amortization
         of $82,956 and $1,972,608                                                     1,320,779             103,817
                                                                                ----------------   -----------------

         Total Assets                                                             $   48,647,349       $  49,300,901
                                                                                ================   =================

                                         LIABILITIES AND PARTNERS' EQUITY

LIABILITIES APPLICABLE TO INVESTMENT
  IN REAL ESTATE
     Mortgage payable                                                            $    46,736,982     $    38,114,269
     Accrued interest - mortgage                                                         326,997             315,634
                                                                                 ---------------   -----------------

                                                                                      47,063,979          38,429,903

     OTHER LIABILITIES
     Accounts payable                                                                    167,445             280,465
     Accrued expenses                                                                    145,313              59,560
     Tenants' security deposits                                                          193,116             159,161
                                                                                 ---------------   -----------------

     Total liabilities                                                                47,569,853          38,929,089

     COMMITMENTS                                                                               -                   -

     PARTNERS' EQUITY
     Limited partners' equity, 566 units authorized and
         outstanding, December 31, 1996 and 1995                                       2,177,025         11,324,006
     General partner's deficit                                                        (1,099,529)          (952,194)
                                                                                 ---------------   -----------------

     Total Partners' Equity                                                            1,077,496          10,371,812
                                                                                 ---------------   -----------------

     Total Liabilities and Partners' Equity                                      $    48,647,349     $    49,300,901
                                                                                 ===============   =================

                                         See notes to financial statements

                  Riverside Park Associates Limited Partnership



                     Years ended December 31, 1996 and 1995



                            STATEMENTS OF OPERATIONS


                                                                          1996                    1995
                                                                   -------------------    --------------------
Income
     Rental                                                         $        9,586,309     $         9,513,878
     Interest income                                                           104,351                 165,262
     Other                                                                     855,622                 860,488
                                                                   -------------------    --------------------

         Total income                                                       10,546,282              10,539,628
                                                                   -------------------    --------------------

         Operating expenses
     Leasing                                                                   394,418                 456,372
     General and administrative                                                357,163                 278,898
     Management fees                                                           415,452                 414,253
     Utilities                                                               1,133,660               1,162,118
     Repairs and maintenance                                                 1,157,199               1,189,922
     Insurance                                                                 255,034                 233,671
     Taxes                                                                     808,210                 741,453
                                                                   -------------------    --------------------

         Total operating expenses                                            4,521,136               4,476,687
                                                                   -------------------    --------------------

         Other expenses
     Depreciation                                                            2,864,844               2,901,393
     Amortization                                                              186,773                 207,643
     Interest expense                                                        4,062,875               3,850,935
     Other expenses                                                            463,212                 746,233
                                                                   -------------------    --------------------

         Total expenses                                                     12,098,840              12,182,891
                                                                   -------------------    --------------------

         NET LOSS                                                       $   (1,552,558)        $   (1,643,263)
                                                                   ===================    ====================

         Net loss allocated to general partner                          $     (46,577)         $      (49,298)
                                                                   ===================    ====================

         Net loss allocated to limited partners                         $   (1,505,981)        $   (1,593,965)
                                                                   ===================    ====================

         Net loss per unit outstanding - limited partners               $      (2,661)         $       (2,816)
                                                                   ===================    ====================


         Weighted average number of units
         outstanding - limited partners                                            566                     566
                                                                   ===================    ====================

                  Riverside Park Associates Limited Partnership



                     Years ended December 31, 1996 and 1995


                                                             General             Limited
                                                             Partner            Partners              Total
                                                        -----------------   -----------------   -----------------

Balance, December 31,1994                            $          (885,391)     $   13,483,971      $   12,598,580
Distributions to partners including
     $1,000 per limited partner's
     unit                                                        (17,505)           (566,000)           (583,505)
     Net loss                                                    (49,298)         (1,593,965)         (1,643,263)
                                                        -----------------   -----------------   -----------------

     Balance, December 31,1995                                  (952,194)          11,324,006          10,371,812
     Distributions to partners including
     $13,500 per limited partner's
     unit                                                       (100,758)         (7,641,000)         (7,741,758)
     Net loss                                                    (46,577)         (1,505,981)         (1,552,558)
                                                        -----------------   -----------------   -----------------

     Balance, December 31,1996                            $   (1,099,529)     $     2,177,025     $     1,077,496
                                                        =================   =================   =================

                                         See notes to financial statements

                  Riverside Park Associates Limited Partnership



                     Years ended December 31, 1996 and 1995



                        STATEMENTS OF CASH FLOWS

                                                                                   1996                  1995
                                                                            ------------------    ------------------
Cash flows from operating activities
     Net loss                                                                $     (1,552,558)     $     (1,643,263)
     Adjustments to reconcile net loss to net cash
     provided by operating activities
         Depreciation                                                                2,864,844             2,901,393
         Amortization                                                                  186,773               207,643
         Increase in prepaid and other accounts                                       (56,570)             (242,139)
         Decrease in accounts payable and accrued expenses                            (27,267)             (163,839)
         Increase in tenant security deposits                                           33,955                28,574
         Increase (decrease) in accrued interest - mortgage                             11,363               (3,984)
         (Increase) decrease mortgage reserves held in escrow                            3,513              (43,872)
                                                                            ------------------    ------------------

              Net cash provided by operating activities                              1,464,053            1,040,513
                                                                            ------------------    ------------------

              Cash flows from investing activities
     Acquisition of and improvements to property                                     (621,197)             (277,858)
     Deposits to reserve for replacements                                             (61,050)                     -
                                                                            ------------------    ------------------

         Net cash used in investing activities                                       (682,247)             (277,858)
                                                                            ------------------    ------------------

         Cash flows from financing activities
     Principal payments on mortgage                                               (38,377,287)             (481,055)
     Proceeds from mortgage                                                        47,000,000                     -
     Distributions to partners                                                     (7,741,758)             (583,505)
     Increase in deferred costs                                                    (1,403,735)                     -
                                                                            ------------------    ------------------

         Net cash used in financing activities                                       (522,780)            (1,064,560)
                                                                            ------------------    ------------------

         NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                                                   259,026              (301,905)

Cash and cash equivalents, beginning                                                 2,752,859             3,054,764
                                                                            ------------------    ------------------

Cash and cash equivalents, end                                          $            3,011,885     $       2,752,859
                                                                            ==================    ==================

Supplemental disclosure of cash flow information
     Cash paid during the year for interest                                  $       4,051,512     $       3,854,919
                                                                            ==================    ==================

                        See notes to financial statements

                  Riverside Park Associates Limited Partnership



                           December 31, 1996 and 1995

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Riverside Park Associates Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed on May 14, 1986 to acquire, renovate and operate a three-building apartment complex known as Riverside Park (the "Property"). The Property consists of 1,222 apartment units, 1,822 parking spaces, and recreational and retail facilities situated on approximately 28.1 acres of land. The Partnership will terminate on
     December 31, 2035, or earlier upon the occurrence of certain events specified in the Partnership Agreement. The general partner of the Partnership is Winthrop Financial Associates, a Maryland Limited Partnership ("WFA").

     Profits, losses and cash flow from normal operations are allocated 3% to WFA and 97% to the limited partners. After distribution of certain priority items, partnership residuals will be distributed 25% to WFA and 75% to the limited partners.

     The Partnership Agreement provides that the Partnership may sell additional limited partnership interests to raise additional equity, if WFA determines that additional funds are required.

     Investment in Real Estate

     Investment in real estate is carried at cost. The Partnership depreciates the property on the straight-line method over their estimated useful lives for financial and reporting purposes. For income tax purposes accelerated lives and methods are used.

     Deferred Costs

     Deferred costs are capitalized and amortized on the straight-line method over the amortization period discussed in Note D.

     Rental Income

     Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned. All leases between the partnership and tenants of the property are operating leases.

     Income Taxes

     No provision has been made for Federal, state or local income taxes in the financial statements of the Partnership. The partners are required to report on their individual income tax returns their allocable share of taxable income, gains, losses, deductions and credits of the Partnership.

                  Riverside Park Associates Limited Partnership



                           December 31, 1996 and 1995



                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

     Net Loss Per Unit Outstanding - Limited Partners

     Net loss per unit outstanding - limited partners is calculated based upon the weighted average number of units outstanding which is 566 for the years ended December 31, 1996 and 1995.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash equivalents

     For purposes of the statements of cash flows, the Partnership considers all highly liquid investments with maturities of less than 90 days to be cash equivalents. The carrying amounts as of December 31, 1996 and 1995 of $2,569,503 and $1,290,320, respectively, approximate fair value because of the short maturity of this instrument.

NOTE B - MORTGAGE PAYABLE

     The Partnership obtained a mortgage in July 1986 in the original amount of $41,000,000, payable in monthly installments of principal and interest of $357,912 starting July 1987 through July 1996, with a balloon payment due in July 1996 in the amount of $37,810,866 along with any unpaid interest. The loan bore interest at the rate of 9.9375% per year.

     On September 25, 1996, the Partnership refinanced the mortgage with General Electric Capital Corporation (GE Capital) in the aggregate amount of $47,000,000. The new loan bears interest at a rate of one month LIBOR plus 2.75% (8.263% at December 31, 1996). Upon refinancing, the Partnership entered into an "Interest Rate Cap Agreement" with a third party, which for a term of three years the LIBOR rate will not exceed 7.25%. The interest rate cap agreement was assigned by the Partnership to GE Capital as additional security on the loan. Principal and interest are payable by the Partnership in monthly installments of approximately $374,668 commencing on November, 1, 1996 through September 27, 2001 with a balloon payment due of approximately $43,193,096. In addition, the Partnership is required to pay GE Capital a repayment fee in the amount of $470,000 upon maturity, prepayment or after acceleration.

                  Riverside Park Associates Limited Partnership



                           December 31, 1996 and 1995



                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE B - MORTGAGE PAYABLE (Continued)

     The Partnership is required to deposit into a capital improvement reserve a monthly amount of $30,550, to be held by GE Capital and disbursed back to the Partnership for capital improvements and capital repairs to the property, as approved by GE Capital.

     As part of the mortgage agreement, the Partnership was required to repair or make improvements to the property in the estimated amount of $143,000. This was completed by December 31, 1996. The repair work was paid with additional mortgage proceeds. In addition, the Partnership agreed to perform renovation work on the property in the estimated amount of $272,500.

     The carrying amount of the Partnership's mortgage payable approximates fair value.

     The mortgage is collateralized by the property, the leases thereon and rental income.

     The liability of the partnership under the mortgage is limited to the underlying value of the real estate plus other amounts deposited with the lender.

     Principal payments due on the mortgage for the five years following December 31, 1996 are:

--------------------------------------------------------------------------
December 31,                            1997    $                  634,829
--------------------------------------------------------------------------
                                        1998                       689,657
--------------------------------------------------------------------------
                                        1999                       749,220
--------------------------------------------------------------------------
                                        2000                       813,927
--------------------------------------------------------------------------
                                        2001                    43,849,349
--------------------------------------------------------------------------

NOTE C -  INVESTMENT IN REAL ESTATE

     Building, improvements and personal property consist of the following:

                                                                                     December 31
                 Category                            Useful Life                1996                1995
------------------------------------------     ------------------------   -----------------   ----------------

Buildings                                               25-30          $         55,091,606   $     55,091,606
Building improvements                                   25-30                     9,766,083          9,290,650
Personal property                                        7-10                     1,305,149          1,159,385
                                                                          -----------------   ----------------
                                                                                 66,162,838         65,541,641
Less accumulated depreciation                                                    28,930,286         26,065,442
                                                                          -----------------   ----------------

                                                                       $         37,232,552   $     39,476,199
                                                                          =================   ================

                  Riverside Park Associates Limited Partnership



                           December 31, 1996 and 1995



                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE D - DEFERRED COSTS

        The following is a summary of unamortized deferred costs at December 31, 1996, and 1995:

                                                      Period                1,996               1995
                                               ---------------------   ----------------   -----------------
Mortgage costs                                 7/86 - 6/96          $                 -   $       2,076,425
Mortgage costs                                 9/96 - 9/01                    1,011,635                   -
Hedging fee                                    9/96 - 9/99                      392,100                   -
                                                                       ----------------   -----------------
                                                                              1,403,735           2,076,425
        Less accumulated amortization                                            82,956           1,972,608
                                                                       ----------------   -----------------

        Unamortized cost                                                   $  1,320,779        $    103,817
                                                                       ================   =================


NOTE E - TAXABLE LOSS

        The Partnership's taxable loss for 1996 and 1995 differs from the net loss for financial reporting purposes primarily due to differences in the depreciation methods used by the Partnership for income tax purposes. The reconciliation of the net loss for financial reporting purposes to the taxable loss for 1996 and 1995 is as follows:

                                                                             1996               1995
                                                                       ----------------   -----------------
Net loss for financial reporting purposes                           $    (1,552,558)     $  (1,643,263)
Accelerated depreciation on real
        and personal property                                               200,881            272,397
     Prepaid rent                                                            33,058              3,735
                                                                       ----------------   -----------------

     Taxable loss                                                     $  (1,318,619)     $  (1,367,131)
                                                                       ================   =================

     The difference between the net carrying amount of building, improvements and personal property for tax purposes and financial statement purposes for 1996 and 1995 is as follows:

                                                                              1996               1995
                                                                        ----------------   -----------------
Net Building and improvements as reported                             $  37,232,552      $  39,476,199
Net Building and improvements - tax                                      26,043,395         28,086,162
                                                                        ----------------   -----------------

                                                                      $  11,189,157      $  11,390,037
                                                                        ================   =================

                  Riverside Park Associates Limited Partnership



                           December 31, 1996 and 1995



                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE F - RELATED PARTY TRANSACTIONS

     Related party transactions with WFA and its affiliates include the following:

     (a) The Partnership paid an affiliate of WFA a property management fee of $415,452 and $414,253 for 1996 and 1995, respectively, equal to 4% of gross collections.

     (b) An affiliate of WFA is paid an annual partnership and investor service fee of $110,000 subject to a 6% annual increase commencing in January 1989. The fee charged to operations and included in other expenses on the statements of operations was $175,705 and $165,759 for 1996 and 1995, respectively.

NOTE G -  CONCENTRATION OF CREDIT RISK

     Cash is insured by the Federal Deposit Insurance Corporation up to $100,000 for each account. Uninsured cash at December 31, 1996 is $34,555.

NOTE H - MORTGAGE RESERVES HELD IN ESCROW

     The Partnership has set up various reserve escrows with the mortgage lender in connection with the mortgage.

     The replacement reserve in the amount of $61,050 and $ -0- at December 31, 1996 and 1995, respectively, secures the Partnership's agreement to undertake certain improvements to the property over the life of the mortgage.

     An escrow for taxes has been set up under the mortgage agreement. All taxes will be paid by the mortgage lender out of the escrow account. The accounts held in escrow at December 31, 1996 and 1995, is $120,800 and $124,313, respectively. The escrow account at December 31, 1995 had been set up to pay insurance premiums out of the escrow account.

     The mortgage lender has the right to draw upon these escrows in the event that the Partnership defaults in the performance of its obligations under the mortgage, including its obligation to pay principal and interest.

                  Riverside Park Associates Limited Partnership



                           December 31, 1996 and 1995



                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE I - COMMITMENTS

     The Partnership had obtained a letter of credit from a commercial lender in connection with the original mortgage. The 1993 letter of credit in the original amount of $813, 094 secured the Partnership's obligation to complete certain renovations to the property. The letter of credit was renewed and decreased throughout the years. The amount of the letter of credit totaled $537,469 at December 31, 1995. The Partnership paid the bank a fee of 1% per annum on the outstanding letter of credit amount. Upon refinancing the mortgage in 1996 the letter of credit was canceled.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. The General Partner manages and controls substantially all of the Partnership affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1997, the names of the directors and executive officers of the General Partner and the position held by each of them, are as follows:


                                                          Has Served
                             Position Held with the      as a Director or
    Name                     Managing General Partner      Officer
                                                            Since

Michael L. Ashner            Chief Executive Officer        1-96
                              and Director

Richard J. McCready          President and
                             Chief Operating Officer        7-95

Jeffrey Furber               Executive Vice President       7-95
                             and Clerk

Edward Williams              Chief Financial Officer        4-96
                             Vice President and
                             Treasurer

Peter Braverman              Senior Vice President          1-96

         Michael L. Ashner, age 45, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

     Richard J. McCready, age 38, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.

         Jeffrey Furber, age 37, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

         Edward V. Williams, age 56, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 45, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr.
Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

     One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Indian River Citrus Investors Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; Winthrop Miami Associates Limited Partnership; and Winthrop Apartment Investors Limited Partnership.

         Except as indicated above, neither the Partnership nor the General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of the General Partner.


         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Partnership under Rule 16a-3(e) during the Partnership's most recent fiscal year and Forms 5 and amendments thereto furnished to the Partnership with respect to its most recent fiscal year, the Partnership is not aware of any director, officer or beneficial owner of more than ten percent of the units of limited partnership interest in the Partnership that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.


Item 10.          Executive Compensation.

         The Registrant is not required to and did not pay any compensation to the officers or directors of the General Partner. The General Partner does not presently pay any compensation to any of its officers (See "Item 12, Certain Relationships and Related Transactions").

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.

         (a)      Security ownership of Certain Beneficial Owners.

         WFA owns all of the general partnership interests in the Registrant. As general partner, it is entitled, in the aggregate, to 3% of the Registrant's net income or loss for tax purposes and to cash flow from normal operations. Under the Registrant's Partnership Agreement, the right to manage the business of the Registrant is vested in the General Partner.

         No person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units at March 15, 1997 other than Riverside Acquisition, L.P., which pursuant to its 1995 tender offer acquired
200 Units tendered by Limited Partners, or approximately 35.3% of the 566 outstanding Units. Under the Registrant's Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

         (b)      Security Ownership of Management.

         Except with respect to the tender offer referenced above, none of the officers, directors or general partners of WFA individually owns or possesses the right to acquire any Units in the Registrant.

         (c)      Changes in Control.

         There exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12.          Certain Relationships and Related Transactions.

         (a)      Transactions with Management and Others.

         The directors, officers and general partners of WFA receive no remuneration or other compensation from the Registrant.

         Under the Registrant's Partnership Agreement, the General Partner and its affiliates are entitled to receive various fees, commissions, cash distributions, allocation of taxable income or loss and expense reimbursements from the Registrant. The following table sets forth the amounts of the fees, commissions and cash distributions which the Registrant paid to or accrued for the account of the General Partner and its affiliates for the years ended December 31, 1996 and 1995:



Recipient                                  Type of Compensation                           1996                1995



Winthrop Management                       Property Management Fee(1)                   $415,452           $414,253
Winthrop Management                       Investor Service Fee(2)                       175,705            165,759
Winthrop Financial                        Cash Distribution (3)                         100,755             17,505
Associates


    TOTAL:                                                                             $691,912           $597,517


-------------

(1)      Equal to 4% of gross collected revenues of the Property.
(2)      Equal to $110,000 increased by 6% annually beginning January 1989.
(3)      Equal to 3% of total cash distributed to partners.

         (b)      Certain Business Relationships.

         The Registrant's response to Item 10 of this Annual Report is incorporated herein by reference. The Registrant has no business relationship with entities of which the officers, directors or general partners of the General Partner are officers, directors or ten percent shareholders other than as discussed below.

         As a result of its ownership of 200 limited partnership Units, Riverside could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Registrant's Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Riverside would in all likelihood vote the Units it acquired in a manner favorable to the interests of the General Partner because of its affiliation with the General Partner.

         (c)      Indebtedness of Management.

         As of December 31, 1996, there is no indebtedness to the Registrant by WFA or any of its officers, directors or general partners.

         (d)      Transactions with Promoters.

         None.

                                                      PART IV

Item 13.          Exhibits and Reports on Form 8-K.

(a)      Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)      Reports on Form 8-K - None



                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             RIVERSIDE PARK ASSOCIATES LIMITED
                             PARTNERSHIP

                             By:  WINTHROP FINANCIAL ASSOCIATES,
                                  A LIMITED PARTNERSHIP,
                                  General Partner

                                  By: /s/ Michael L. Ashner
                                     Michael L. Ashner
                                     Chief Executive Officer

                                  Date:  March 28, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name            Title                    Date

/s/ Michael Ashner        Chief Executive          March 28, 1997
------------------
Michael Ashner            Officer and Director


/s/ Edward Williams       Chief Financial Officer  March 28, 1997
Edward Williams


                                                 Index to Exhibits

Exhibit
Number            Document

3. 4. Riverside Park Associates Limited Partnership Amended and Restated Limited partnership Agreement, dated July 15, 1986(1)

3. 4. Certificate of Limited Partnership of Riverside Park Associates Limited Partnership, filed with the Secretary of State of Delaware May 14, 1986(2)

3. 4.(c) Amendment to Amended and Restated Partnership Agreement of Riverside Park Associates Limited Partnership dated August 23, 1995 (3)


10(a)             Loan Agreement, dated September 25, 1995
                       , between the Registrant and General Electric
                  Capital Corporation ("GECC")


10(b) Promissory Note, dated September 25 1996, from the Registrant to GECC in the original principal amount of $47,000,000

10(c) Deed of Trust, Security Agreement and Fixture Filing, dated as of September 25, 1996, between the Registrant and GECC


10(d)            Residential Management Agreement dated July 2, 1986
                  between the Registrant and First Winthrop Properties,

                  Inc.(2)

27                Financial Data Schedule

(1)      Incorporated   by  reference  to  the  Exhibits  to  the   Registrant's
         Registration Statement on Form 10, filed on April 29, 1987. (Commission Partnership file number 0-15740.)

(2) Incorporated by reference to the Exhibits to the Registrant's Annual Report filed on Form 10-K, on March 30, 1988.

                                 Exhibit 10(a)

                                 LOAN AGREEMENT





                                     between



                  RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP
                                   as Borrower



                                       and



                      GENERAL ELECTRIC CAPITAL CORPORATION
                                    as Lender




                               September ___, 1996

                                TABLE OF CONTENTS

                                                                                                           Page No.

                                    ARTICLE 1

                               CERTAIN DEFINITIONS

         Section          1.1       Certain Definitions.........................................................  1
                                    -------------------

                                    ARTICLE 2

                                   LOAN TERMS

         Section          2.1       The Loan....................................................................  5
                                    --------
         Section          2.2       Interest Rate; Late Charge..................................................  5
                                    --------------------------
         Section          2.3       Terms of Payment............................................................  5
                                    ----------------
         Section          2.4       Security....................................................................  6
                                    --------

                                    ARTICLE 3

                      INSURANCE, CONDEMNATION, AND IMPOUNDS

         Section          3.1       Insurance...................................................................  7
                                    ---------
         Section          3.2       Use and Application of Insurance Proceeds...................................  8
                                    -----------------------------------------
         Section          3.3       Condemnation Awards.........................................................  8
                                    -------------------
         Section          3.4       Impounds....................................................................  8
                                    --------

                                    ARTICLE 4

                              ENVIRONMENTAL MATTERS

         Section          4.1       Certain Definitions.......................................................... 9
                                    -------------------
         Section          4.2       Representations and Warranties on Environmental matters.......................9
                                    -------------------------------------------------------
         Section          4.3       Covenants on Environmental Matters.......................................... 10
                                    ----------------------------------
         Section          4.4       Allocation of Risks and Indemnity........................................... 10
                                    ---------------------------------
         Section          4.5       No Waiver................................................................... 11
                                    ---------

                                    ARTICLE 5

                                 LEASING MATTERS

         Section          5.1       Representations and Warranties on Leases.................................... 11
                                    ----------------------------------------
         Section          5.2       Standard Lease Form; Approval Rights........................................ 11
                                    ------------------------------------
         Section          5.3       Covenants................................................................... 11
                                    ---------
         Section          5.4       Tenant Estoppels............................................................ 12
                                    ----------------







                                    ARTICLE 6

                         REPRESENTATIONS AND WARRANTIES

         Section          6.1       Organization and Power...................................................... 12
                                    ----------------------
         Section          6.2       Validity of Loan Documents.................................................. 12
                                    --------------------------
         Section          6.3       Liabilities; Litigation..................................................... 12
                                    -----------------------
         Section          6.4       Taxes and Assessments....................................................... 13
                                    ---------------------
         Section          6.5       Other Agreements; Defaults.................................................. 13
                                    --------------------------
         Section          6.6       Compliance with Law......................................................... 13
                                    -------------------
         Section          6.7       Location of Borrower........................................................ 13
                                    --------------------
         Section          6.8       ERISA....................................................................... 13
                                    -----
         Section          6.9       Margin Stock................................................................ 13
                                    ------------
         Section          6.10      Tax Filings................................................................. 14
                                    -----------
         Section          6.11      Solvency.................................................................... 14
                                    --------
         Section          6.12      Full and Accurate Disclosure................................................ 14
                                    ----------------------------
         Section          6.13      Single Purpose Entity....................................................... 14
                                    ---------------------

                                    ARTICLE 7

                               FINANCIAL REPORTING

         Section          7.1       Financial Statements........................................................ 14
                                    --------------------
         Section          7.2       Accounting Principles .......................................................15
                                    ---------------------
         Section          7.3       Other Information........................................................... 15
                                    -----------------
         Section          7.4       Annual Budget............................................................... 15
                                    -------------
         Section          7.5       Audits...................................................................... 15
                                    ------

                                                     ARTICLE 8

                                    COVENANTS

         Section          8.1       Due on Sale and Encumbrance; Transfers of Interests......................... 15
                                    ---------------------------------------------------
         Section          8.2       Taxes; Charges.............................................................. 16
                                    --------------
         Section          8.3       Control; Management......................................................... 16
                                    -------------------
         Section          8.4       Operation; Maintenance; Inspection.......................................... 16
                                    ----------------------------------
         Section          8.5       Taxes on Security........................................................... 17
                                    -----------------
         Section          8.6       Legal Existence; Name, Etc.................................................. 17
                                    ---------------------------
         Section          8.7       Affiliate Transactions...................................................... 17
                                    ----------------------
         Section          8.8       Limitation on Other Debt.................................................... 17
                                    ------------------------
         Section          8.9       Further Assurances.......................................................... 17
                                    ------------------
         Section          8.10      Estoppel Certificates....................................................... 18
                                    ---------------------
         Section          8.11      Notice of Certain Events.................................................... 18
                                    ------------------------
         Section          8.12      Indemnification............................................................. 18
                                    ---------------
         Section          8.13      Property Specific Covenants................................................. 18
                                    ---------------------------







                                    ARTICLE 9

                                EVENTS OF DEFAULT

         Section          9.1       Payments.................................................................... 18
                                    --------
         Section          9.2       Insurance................................................................... 18
                                    ---------
         Section          9.3       Sale, Encumbrance, Etc...................................................... 19
                                    -----------------------
         Section          9.4       Covenants................................................................... 19
                                    ---------
         Section          9.5       Representations and Warranties.............................................. 19
                                    ------------------------------
         Section          9.6       Other Encumbrances.......................................................... 19
                                    ------------------
         Section          9.7       Involuntary Bankruptcy or Other Proceeding.................................. 19
                                    ------------------------------------------
         Section          9.8       Voluntary Petitions, etc.................................................... 19
                                    -------------------------

                                   ARTICLE 10

                                    REMEDIES

         Section         10.1       Remedies - Insolvency Events................................................ 20
                                    ----------------------------
         Section         10.2       Remedies - Other Events..................................................... 20
                                    -----------------------
         Section         10.3       Lender's Right to Perform the Obligations................................... 20
                                    -----------------------------------------

                                   ARTICLE 11

                                  MISCELLANEOUS

         Section         11.1       Notices..................................................................... 21
                                    -------
         Section         11.2       Amendments and Waivers...................................................... 21
                                    ----------------------
         Section         11.3       Limitation on Interest...................................................... 21
                                    ----------------------
         Section         11.4       Invalid Provisions.......................................................... 22
                                    ------------------
         Section         11.5       Reimbursement of Expenses................................................... 22
                                    -------------------------
         Section         11.6       Approvals; Third Parties; Conditions........................................ 22
                                    ------------------------------------
         Section         11.7       Lender Not in Control; No Partnership....................................... 23
                                    -------------------------------------
         Section         11.8       Time of the Essence......................................................... 23
                                    -------------------
         Section         11.9       Successors and Assigns...................................................... 23
                                    ----------------------
         Section         11.10      Renewal, Extension or Rearrangement......................................... 23
                                    -----------------------------------
         Section         11.11      Waivers..................................................................... 23
                                    -------
         Section         11.12      Cumulative Rights........................................................... 23
                                    -----------------
         Section         11.13      Singular and Plural......................................................... 24
                                    -------------------
         Section         11.14      Phrases..................................................................... 24
                                    -------
         Section         11.15      Exhibits and Schedules...................................................... 24
                                    ----------------------
         Section         11.16      Titles of Articles, Sections and Subsections................................ 24
                                    --------------------------------------------
         Section         11.17      Promotional Material........................................................ 24
                                    --------------------
         Section         11.18      Survival.................................................................... 24
                                    --------
         Section         11.19      Waiver of Jury Trial........................................................ 24
                                    --------------------
         Section         11.20      Waiver of Punitive or Consequential Damages................................. 24
                                    -------------------------------------------
         Section         11.21      Governing Law............................................................... 25
                                    -------------
         Section         11.22      Entire Agreement............................................................ 25
                                    ----------------
         Section         11.23      Counterparts................................................................ 25
                                    ------------

                                   ARTICLE 12






                            LIMITATIONS ON LIABILITY

         Section         12.1       Limitation on Liability..................................................... 25
                                    -----------------------
         Section         12.2       Limitation on Liability of Lender's Officers, Employees,
                                    etc......................................................................... 26


                         LIST OF EXHIBITS AND SCHEDULES


                                    EXHIBIT A

                          LEGAL DESCRIPTION OF PROJECT

                                    EXHIBIT B

                                     BUDGET

                                    EXHIBIT C

                              AMORTIZATION SCHEDULE

                                  SCHEDULE 2.1

                               ADVANCE CONDITIONS

                                  SCHEDULE 2.2

                                   INDEX RATES

                                  SCHEDULE 2.3

                          CAPITAL IMPROVEMENTS RESERVE

                                 LOAN AGREEMENT


         This Loan Agreement (this "Agreement") is entered into as of September ___, 1996 between GENERAL ELECTRIC CAPITAL CORPORATION, a New York corporation ("Lender"), and RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP, a Delaware limited partnership ("Borrower").


                                    ARTICLE 1

                               CERTAIN DEFINITIONS

     Section 1.1 Certain Definitions. As used herein, the following terms have the meanings indicated:

                  (1) "Adjusted Operating Expenses" means Operating Expenses as determined and adjusted by Lender in accordance with its then current audit policies and procedures.

                  (2) "Adjusted Operating Revenues" means Operating Revenues as determined and adjusted by Lender in accordance with its then current audit policies and procedures.

                  (3) "Affiliate" means (a) any corporation in which Borrower or any partner, shareholder, director, officer, member, or manager of Borrower directly or indirectly owns or controls more than ten percent (10%) of the beneficial interest, (b) any partnership, joint venture or limited liability company in which Borrower or any partner, shareholder, director, officer, member, or manager of Borrower is a partner, joint venturer or member, (c) any trust in which Borrower or any partner, shareholder, director, officer, member or manager of Borrower is a trustee or beneficiary, (d) any entity of any type which is directly or indirectly owned or controlled by Borrower or any partner, shareholder, director, officer, member or manager of Borrower, (e) any partner, shareholder, director, officer, member, manager or employee of Borrower, (f) any Person related by birth, adoption or marriage to any partner, shareholder, director, officer, member, manager, or employee of Borrower, or (g) any Borrower Party.

     (4) "Agreement" means this Loan Agreement, as amended from time to time.

     (5) "Apollo" means Apollo Real Estate Investment Fund, L.P., a Delaware limited partnership.

     (6) "Assignment of Rents and Leases" means the Assignment of Rents and Leases, executed by Borrower for the benefit of Lender, and pertaining to leases of apartment units and commercial space in the Project.

                  (7) "Borrower Party" means any Joinder Party, any Guarantor, any general partner in Borrower, and any general partner in any partnership that is a general partner in Borrower, at any level.

                  (8) "Budget" means the budget attached as Exhibit B showing total costs relating to the subject transaction, use of the initial advance of the Loan, and amounts allocated for future advances (if any).

                  (9) "Business Day" means a day other than a Saturday, a Sunday, or a legal holiday on which national banks located in the State of New York are not open for general banking business.

               (10) "Cash on Cash Return" means the ratio, expressed as a percentage, of (a) annualized Net Operating Income, to (b) the outstanding principal balance of the Loan.

     (11) "Collateral Assignment of Interest Rate Cap Agreement" means the Collateral Assignment of Interest Rate Cap Agreement, executed by Borrower and Lender.

                  (12) "Commitment" means the commitment letter, dated September 6, 1996, issued by Lender and accepted by Borrower.

                  (13)     "Contract Rate" has the meaning assigned in Article .

                  (14) "Debt" means, for any Person,  without  duplication:  (a)
all indebtedness of such Person for borrowed money, for amounts drawn under a letter of credit, or for the deferred purchase price of property for which such Person or its assets is liable, (b) all unfunded amounts under a loan agreement, letter of credit, or other credit facility for which such Person would be liable, if such amounts were advanced under the credit facility, (c) all amounts required to be paid by such Person as a guaranteed payment to partners or a preferred or special dividend, including any mandatory redemption of shares or interests, (d) all indebtedness guaranteed by such Person, directly or indirectly, (e) all obligations under leases that constitute capital leases for which such Person is liable, and (f) all obligations of such Person under interest rate swaps, caps, floors, collars and other interest hedge agreements, in each case whether such Person is liable contingently or otherwise, as obligor, guarantor or otherwise, or in respect of which obligations such Person otherwise assures a creditor against loss.

                  (15) "Debt Service" means the aggregate interest, fixed principal, and other payments due under the Loan, and on any other outstanding permitted Debt relating to the Project approved by Lender for the period of time for which calculated.

                  (16) "Debt Service Coverage" means, for the period of time for which calculation is being made, the ratio of Net Operating Income to Debt Service.

                  (17) "Default Rate" means the lesser of (a) the maximum rate of interest allowed by applicable law, and (b) five percent (5%) per annum in excess of the Contract Rate.

     (18) "Environmental Laws" has the meaning assigned in Article .

     (19) "Event of Default" has the meaning assigned in Article .

     (20) "Guarantors" means the Persons, if any, executing a Guaranty. As of the date of this Agreement, there are no Guarantors.

                  (21) "Guaranty" means the instruments of guaranty, if any, now or hereafter in effect from a Guarantor to Lender. As of the date of this Agreement, there is no Guaranty.

     (22) "Hazardous Materials" has the meaning assigned in Article .

     (23) "Joinder Party" means the Persons, if any, executing the Joinder hereto.

                  (24) "Lien" means any interest, or claim thereof, in the Project securing an obligation owed to, or a claim by, any Person other than the owner of the Project, whether such interest is based on common law, statute or contract, including the lien or security interest arising from a deed of trust, mortgage, assignment, encumbrance, pledge, security agreement, conditional sale or trust receipt or a lease, consignment or bailment for security purposes. The term "Lien" shall include reservations, exceptions, encroachments, easements, rights of way, covenants, conditions, restrictions, leases and other title exceptions and encumbrances affecting the Project.

                  (25) "Loan" means the loan to be made by Lender to Borrower under this Agreement and all other amounts secured by the Loan Documents.

                  (26) "Loan Documents" means: (a) this Agreement, (b) the Note,
(c) the Collateral Assignment of Interest Rate Cap Agreement, (d) the Fee Subordination Agreement, (e) the Mortgage, (f) the Assignment of Rents and Leases, (g) Uniform Commercial Code financing statements, (h) such assignments of management agreements, contracts and other rights as may be required under the Commitment or otherwise requested by Lender, (i) all other documents evidencing, securing, governing or otherwise pertaining to the Loan, and (j) all amendments, modifications, renewals, substitutions and replacements of any of the foregoing.

                  (27) "Loan Year" means the period between the date hereof and September 30, 1997 for the first Loan Year and the period between each succeeding October 1 and September 30 until the Maturity Date.

                  (28) "Maturity Date" means the earlier of (a) September 27, 2001, or (b) any earlier date on which the entire Loan is required to be paid in full, by acceleration or otherwise, under this Agreement or any of the other Loan Documents.

                  (29) "Mortgage" means the Deed of Trust, Security Agreement and Fixture Filing executed by Borrower in favor of Lender, covering the Project.

                  (30) "Net Cash Flow" means, for any period, the amount by which Operating Revenues exceed the sum of (a) Operating Expenses, (b) Debt Service, and (c) any actual payment into impounds, escrows, or reserves required by Lender, except to the extent included within the definition of Operating Expenses.

     (31) "Net Operating Income" means the amount by which Adjusted Operating Revenues exceed Adjusted Operating Expenses.

                  (32) "Note" means the Promissory Note of even date, in the stated principal amount of $47,000,000 executed by Borrower, and payable to the order of Lender in evidence of the Loan.

                  (33) "Operating Expenses" means all reasonable and necessary expenses of operating the Project in the ordinary course of business which are paid in cash by Borrower and which are directly associated with and fairly allocable to the Project for the applicable period, including ad valorem real estate taxes and assessments, insurance premiums, regularly scheduled tax impounds paid to Lender, maintenance costs, management fees not to exceed four percent (4%) of Operating Revenues, management costs, accounting, legal, and other professional fees, fees relating to environmental and Net Cash Flow and Net Operating Income audits, and other expenses incurred by Lender and reimbursed by Borrower under this Agreement and the other Loan Documents, deposits to any capital replacement reserves required by Lender, wages, salaries, and personnel expenses, but excluding Debt Service, capital expenditures, any of the foregoing expenses which are paid from deposits to cash reserves previously included as Operating Expenses, any payment or expense for which Borrower was or is to be reimbursed from proceeds of the Loan or insurance or by any third party, and any non-cash charges such as depreciation and amortization. Operating Expenses shall not include federal, state or local income taxes or legal and other professional fees unrelated to the operation of the Project.

                  (34) "Operating Revenues" means all cash receipts of Borrower from operation of the Project or otherwise arising in respect of the Project after the date hereof which are properly allocable to the Project for the applicable period, including receipts from leases and parking agreements, concession fees and charges and other miscellaneous operating revenues, proceeds from rental or business interruption insurance, withdrawals from cash reserves (except to the extent any operating expenses paid therewith are excluded from Operating Expenses), but excluding security deposits and earnest money deposits until they are forfeited by the depositor, advance rentals until they are earned, proceeds from loans, and proceeds from a sale or other disposition.

                  (35) "Person" means any individual, corporation, partnership, joint venture, association, joint stock company, trust, trustee, estate, limited liability company, unincorporated organization, real estate investment trust, government or any agency or political subdivision thereof, or any other form of entity.

                  (36) "Potential Default" means the occurrence of any event or condition which, with the giving of notice, the passage of time, or both, would constitute an Event of Default.

                  (37) "Project" means Riverside Park Apartments, a 1,222-unit apartment complex with parking for at least 1,880 cars located in Alexandria, Virginia, and all related facilities, amenities, fixtures, and personal property owned by Borrower and any improvements now or hereafter located on the real property described in Exhibit A.

                  (38) "Repair Work" means repairs or improvements to the Project in the estimated amount of $143,000 which are identified by Lender's engineer and described in the Budget.

                  (39)  "Renovation   Work"  means  the  following  repairs  and
improvements, in addition to Repair Work, which Borrower intends to perform on the Project:

                  Remaining unit upgrades                              $ 48,500
                  Common area upgrades                                   11,000
                  Landscaping                                            50,000
                  Hallways                                               15,000
                  Utility conversion                                     63,000
                  Security access                                        85,000
                                                                       --------

                           Total                                       $272,500

                  (40) "Single Purpose Entity" shall mean a Person (other than an individual, a government, or any agency or political subdivision thereof), which exists solely for the purpose of owning the Project, conducts business only in its own name, does not engage in any business or have any assets unrelated to the Project, does not have any indebtedness other than as permitted by this Agreement, has its own separate books, records, and accounts (with no commingling of assets), holds itself out as being a Person separate and apart from any other Person, and observes corporate and partnership formalities independent of any other entity, and which otherwise constitutes a single purpose entity.

                  (41) "Site Assessment" means an environmental engineering report for the Project prepared by an engineer engaged by Lender at Borrower's expense, and in a manner satisfactory to Lender, based upon an investigation relating to and making appropriate inquiries concerning the existence of Hazardous Materials on or about the Project, and the past or present discharge, disposal, release or escape of any such substances, all consistent with good customary and commercial practice.

                  (42)     "State" means the Commonwealth of Virginia.

     (43) "Winthrop" means Winthrop Financial Associates, A Limited Partnership, a Maryland limited partnership.

                                    ARTICLE 2

                                   LOAN TERMS

         Section 2.1 The Loan. The Loan of up to FORTY-SEVEN MILLION AND NO/100 DOLLARS ($47,000,000) shall be funded in one or more advances and repaid in accordance with this Agreement. All advances of the Loan shall be made in accordance with the Budget. The initial advance of the Loan, in the amount of up to $46,857,000, shall be made in accordance with the Budget upon Borrower's satisfaction of the conditions to initial advance described in Schedule 2.1. Subsequent advances in the maximum amount of $143,000 for Repair Work shall be made upon Borrower's satisfaction of the conditions for such advances described in Schedule 2.1.

         Section 2.2 Interest Rate; Late Charge. The outstanding principal balance of the Loan (including any amounts added to principal under the Loan Documents) shall bear interest at a rate of interest equal to two and seventy-five one hundredths percent (2.75%) per annum in excess of the Libor Rate as defined in Schedule 2.2 (the "Contract Rate"). Interest shall be computed on the basis of a fraction, the denominator of which is three hundred sixty (360) and the numerator of which is the actual number of days elapsed from the date of the initial advance or the date on which the immediately preceding payment was due. If Borrower fails to pay any installment of interest or principal within five (5) days after the date on which the same is due, Borrower shall pay to Lender a late charge on such past-due amount, as liquidated damages and not as a penalty, equal to the greater of (a) interest at the Default Rate on such amount from the date when due until paid, or (b) five percent (5%) of such amount, but not in excess of the maximum amount of interest allowed by applicable law. While any Event of Default exists, the Loan shall bear interest at the Default Rate.

Section  2.3  Terms  of   Payment.   The  Loan  shall  be  payable  as  follows:
----------------

                  (1) Interest. Contemporaneously with the initial disbursement of the Loan, interest on the outstanding balance of Loan proceeds shall be prepaid for the number of days during which principal is outstanding under the Note for the month in which the initial disbursement occurs. Commencing on November 1, 1996, Borrower shall pay interest in arrears on the first day of each month until all amounts due under the Loan Documents are paid in full.

                  (2) Principal Amortization. In addition to monthly payments of interest, on the first day of each month commencing November 1, 1996 and continuing until the Loan is paid in full, Borrower shall pay installments of principal in the manner next set forth herein. During the initial Loan Year, Borrower shall make principal payments based upon a twenty-five (25) year amortization of the maximum principal amount of the Loan at the Contract Rate in effect on the date of this Agreement, which installments of principal are set forth on the amortization schedule attached hereto as Exhibit C.

During each subsequent Loan Year, Borrower shall make principal payments in the amount required to amortize the unpaid principal balance of the Loan at the Contract Rate then in effect over a term equal to the balance of the initial twenty-five (25) year amortization term (i.e., 24 years with respect to the second Loan Year, 23 years with respect to the third Loan Year, etc.). In calculating the amount of monthly principal payments required during each Loan Year after the initial Loan Year, Lender shall use the principal balance as of the last day of the preceding Loan Year and the Contract Rate applicable to the monthly interest payment due on the first day (i.e., October 1) of the new Loan Year, and shall deliver a revised Exhibit C amortization schedule to Borrower prior to the beginning of the applicable Loan Year.

                  (3) Maturity. On the Maturity Date, Borrower shall pay to Lender all outstanding principal, accrued and unpaid interest, and any other amounts due under the Loan Documents including a repayment fee (the "Repayment Fee") in the amount of Four Hundred Seventy Thousand Dollars ($470,000). Borrower further agrees to pay the Repayment Fee upon any repayment of the Loan, whether at maturity, upon prepayment, after acceleration or otherwise.

                  (4) Prepayment. The Loan is closed to prepayment in whole or in part, during the first Loan Year. From the beginning of the second Loan Year to the expiration of the third Loan Year, upon not less than thirty (30) days' prior written notice to Lender, Borrower may prepay the Loan, in whole but not in part, upon payment of a prepayment premium equal to two percent (2%) of the outstanding balance of the Loan during the second Loan Year and payment of a prepayment premium equal to one percent (1%) of the outstanding balance of the Loan during the third Loan Year. Thereafter, upon not less than thirty (30) days' prior written notice to Lender, Borrower may prepay the Loan, in whole but not in part, without prepayment premium. If the Loan is accelerated for any reason other than casualty or condemnation, Borrower shall pay to Lender the prepayment premium described above, or if the Loan is accelerated after the occurrence of an Event of Default in the first Loan Year, Borrower shall pay, in addition to all other amounts outstanding under the Loan Documents, a prepayment premium equal to four percent (4%) of the outstanding balance of the Loan.

                  (5) Application of Payments. All payments received by Lender under the Loan Documents shall be applied: first, to any fees and expenses due to Lender under the Loan Documents; second, to any Default Rate interest or late charges; third, to accrued and unpaid interest; and fourth, to the principal sum and other amounts due under the Loan Documents.

                  (6) Interest Rate Cap Agreement. Prior to the initial advance of the Loan, Borrower shall purchase and enter into an interest rate swap agreement, or similar "hedge," "collar" or "cap" agreement with a third party acceptable to Lender, providing for a term of three (3) years and a Libor Rate of seven and one-quarter percent (7.25%) (the "Interest Rate Cap Agreement"). The Interest Rate Cap Agreement shall be assigned by Borrower to Lender as additional security for the Loan.

         Section 2.4 Security. The Loan shall be secured by the Mortgage creating a first lien on the Project, the Assignment of Rents and Leases and the other Loan Documents. As further security for the Loan, Borrower agrees to fund the Capital Improvements Reserve in accordance with Schedule 2.3.

                                    ARTICLE 3

                      INSURANCE, CONDEMNATION, AND IMPOUNDS

Section 3.1 Insurance. Borrower shall maintain insurance as follows: ---------

                  (1) Casualty; Business Interruption. Borrower shall keep the Project insured against damage by fire and the other hazards covered by a standard extended coverage and all-risk insurance policy for the full insurable value thereof (without reduction for depreciation or co-insurance), and shall maintain such other casualty insurance as reasonably required by Lender. Borrower shall keep the Project insured against loss by flood if the Project is located in an area identified by the Federal Emergency Management Agency as an area having special flood hazards and in which flood insurance has been made available under the National Flood Insurance Act of 1968 (and any successor act thereto) in an amount at least equal to the lesser of (i) the maximum amount of the Loan or (ii) the maximum limit of coverage available under said act. Borrower shall maintain use and occupancy insurance covering, as applicable, rental income or business interruption, with coverage in an amount not less than twelve (12)-months anticipated gross rental income or gross business earnings, as applicable in each case, attributable to the Project. Borrower shall not maintain any separate or additional insurance which is contributing in the event of loss unless it is properly endorsed and otherwise satisfactory to Lender in all respects. The proceeds of insurance paid on account of any damage or destruction to the Project shall be paid to Lender to be applied as provided in Section .

                  (2) Liability. Borrower shall maintain (a) commercial general liability insurance with respect to the Project providing for limits of liability of not less than $5,000,000 for both injury to or death of a person and for property damage per occurrence, and (b) other liability insurance as reasonably required by Lender.

                  (3) Form and Quality. All insurance policies shall be endorsed in form and substance acceptable to Lender to name Lender as an additional insured, loss payee or mortgagee thereunder, as its interest may appear, with loss payable to Lender, without contribution, under a standard New York (or local equivalent) mortgagee clause. All such insurance policies and endorsements shall be fully paid for in accordance with the policy payment terms and contain such provisions and expiration dates and be in such form and issued by such insurance companies licensed to do business in the State, with a rating of "A-IX" or better as established by Best's Rating Guide (or an equivalent rating approved in writing by Lender). Each policy shall provide that such policy may not be cancelled or materially changed except upon thirty (30) days' prior written notice of intention of non-renewal, cancellation or material change to Lender and that no act or thing done by Borrower shall invalidate any policy as against Lender. If Borrower fails to maintain insurance in compliance with this Section , Lender may obtain such insurance and pay the premium therefor and Borrower shall, on demand, reimburse Lender for all expenses incurred in connection therewith. Borrower shall assign the policies or proofs of insurance, to the extent such items are assignable, to Lender, in such manner and form that Lender and its successors and assigns shall at all times have and hold the same as security for the payment of the Loan. Borrower shall deliver copies of all original policies certified to Lender by the insurance company or authorized agent as being true copies, together with the endorsements required hereunder. The proceeds of insurance policies coming into the possession of Lender shall not be deemed trust funds, and Lender shall be entitled to apply such proceeds as herein provided.

                  (4) Adjustments. Borrower shall give immediate written notice of any loss to the insurance carrier and, if such loss exceeds $250,000, to
Lender. Borrower hereby irrevocably authorizes and empowers Lender, as attorney-in-fact for Borrower coupled with an interest, to make proof of loss, to adjust and compromise any claim under insurance policies, to appear in and prosecute any action arising from such insurance policies, to collect and receive insurance proceeds, and to deduct therefrom Lender's expenses incurred in the collection of such proceeds. Nothing contained in this Section , however, shall require Lender to incur any expense or take any action hereunder.

Section 3.2 Use and Application of Insurance Proceeds. Lender shall apply insurance proceeds to costs of restoring the Project or the Loan as follows:

                  (1) if the loss is less than or equal to $1,000,000, Lender shall apply the insurance proceeds to restoration provided (a) no Event of Default and no Potential Default of a monetary nature exists; (b) Borrower promptly commences and is diligently pursuing restoration, (c) Lender reasonably determines that there are sufficient funds available to restore and repair the damaged portion of the Project to a condition approved by Lender; and (d) Lender reasonably determines that restoration and repair of the damaged portion of the Project to a condition approved by Lender will be completed within six months after the date of loss or casualty and in any event ninety (90) days prior to the Maturity Date;

                  (2) if the conditions set forth above are not satisfied or the loss exceeds the maximum amount specified in Subsection 3.2(1) above, in Lender's sole discretion, Lender may apply any insurance proceeds it may receive to the payment of the Loan or allow all or a portion of such proceeds to be used for the restoration of the Project; and

                  (3) insurance proceeds applied to restoration will be disbursed on receipt of satisfactory plans and specifications, contracts and subcontracts, schedules, budgets, lien waivers and architects' certificates, and otherwise in accordance with prudent commercial construction lending practices for construction loan advances, including, as applicable, the advance conditions under Schedule 2.1, but excluding items A.15, A.17, A.18, A.19 and B.5 of
Schedule 2.1.

         Section 3.3 Condemnation Awards. Borrower shall immediately notify Lender of the institution of any proceeding for the condemnation or other taking of the Project or any portion thereof. Lender may participate in any such proceeding and Borrower will deliver to Lender all instruments necessary or required by Lender to permit such participation. Borrower shall not take any action or fail to take any action which would cause the compensation to be determined against it without Lender's prior written consent. All awards and compensation for the taking or purchase in lieu of condemnation of the Project or any part thereof are hereby assigned to and shall be paid to Lender. Borrower authorizes Lender to collect and receive such awards and compensation, to give proper receipts and acquittances therefor, and in Lender's sole discretion to apply the same toward the payment of the Loan, notwithstanding that the Loan may not then be due and payable, or to the restoration of the damaged portion of the Project; however, if the award is less than or equal to $50,000 and Borrower requests that such proceeds be used for non-structural site improvements (such as landscape, driveway, walkway and parking area repairs) required to be made as a result of such condemnation, Lender will apply the award to such restoration provided there exists no Potential Default or Event of Default. Borrower, upon request by Lender, shall execute all instruments requested to confirm the assignment of the awards and compensation to Lender, free and clear of all liens, charges or encumbrances.

         Section 3.4 Impounds. Borrower shall deposit with Lender, monthly, one-twelfth (1/12th) of the annual charges for ground or other rent, if any, and real estate taxes, assessments and similar charges relating to the Project. At or before the initial advance of the Loan, Borrower shall deposit with Lender a sum of money which together with the monthly installments will be sufficient to make each of such payments thirty (30) days prior to the date any delinquency or penalty becomes due with respect to such payments. Deposits shall be made on the basis of Lender's reasonable estimate from time to time of the charges for the current year (after giving effect to any reassessment or, at Lender's election, on the basis of the charges for the prior year, with adjustments when the charges are fixed for the then current year). All funds so deposited shall be held by Lender, without interest, and may be commingled with Lender's general funds. Borrower hereby grants to Lender a security interest in all funds so deposited with Lender for the purpose of securing the Loan. While an Event of Default exists, the funds deposited may be applied in payment of the charges for which such funds have been deposited, or to the payment of the Loan or any other charges affecting the security of Lender, as Lender may elect, but no such application shall be deemed to have been made by operation of law or otherwise until actually made by Lender. Borrower shall furnish Lender with bills for the charges for which such deposits are required at least thirty (30) days prior to the date on which the charges first become payable. If at any time the amount on deposit with Lender, together with amounts to be deposited by Borrower before such charges are payable, is insufficient to pay such charges, Borrower shall deposit any deficiency with Lender immediately upon demand. Lender shall pay such charges when the amount on deposit with Lender is sufficient to pay such charges and Lender has received a bill for such charges.


                                    ARTICLE 4

                              ENVIRONMENTAL MATTERS

Section 4.1 Certain Definitions. As used herein, the following terms have the meanings indicated:

                  (1) "Environmental Laws" means any federal, state or local law (whether imposed by statute, or administrative or judicial order), now or hereafter enacted, (a) governing Hazardous Materials and (b) governing health, safety, industrial hygiene, the environment or natural resources to the extent the foregoing relates to Hazardous Materials, including, such laws governing or regulating the use, generation, storage, removal, recovery, treatment, handling, transport, disposal, control, discharge of, or exposure to, Hazardous Materials.

                  (2) "Hazardous Materials" means (a) petroleum or chemical products, whether in liquid, solid, or gaseous form, or any fraction or by-product thereof, (b) asbestos or asbestos-containing materials, (c) polychlorinated biphenyls (pcbs), (d) radon gas, (e) underground storage tanks,
(f) any explosive or radioactive  substances,  (g) lead or lead-based  paint, or
(h) any other substance, material, waste or mixture which is or shall be listed, defined, or otherwise determined by any governmental authority to be hazardous, toxic, dangerous or otherwise regulated, controlled or giving rise to liability under any Environmental Laws.

         Section 4.2 Representations and Warranties on Environmental Matters. To Borrower's knowledge, except as set forth in the Site Assessment, (1) no Hazardous Material is now or was formerly used, stored, generated, manufactured, installed, disposed of or otherwise present at or about the Project in violation of Environmental Laws, (2) all permits, licenses, approvals and filings required by Environmental Laws have been obtained, and the use, operation and condition of the Project does not, and did not previously, violate any Environmental Laws, and (3) no civil, criminal or administrative action, suit, claim, hearing, investigation or proceeding has been brought or been threatened, nor have any settlements been reached by or with any parties or any liens imposed in connection with the Project concerning Hazardous Materials or Environmental Laws.

         Section          4.3       Covenants on Environmental Matters.

                  (1) Borrower shall (a) comply strictly and in all respects with applicable Environmental Laws; (b) notify Lender immediately upon Borrower's discovery of any spill, discharge, release or presence of any Hazardous Material at, upon, under, within, contiguous to or otherwise affecting the Project; (c) remove such Hazardous Materials and remediate the Project to the extent required by and in full compliance with Environmental Laws and in accordance with the recommendations of an independent environmental consultant approved by Lender; and (d) promptly forward to Lender copies of all orders, notices, permits, applications or other communications and reports in connection with any spill, discharge, release or the presence of any Hazardous Material or any other matters relating to the Environmental Laws or any similar laws or regulations, as they may affect the Project or Borrower.

                  (2) Borrower shall not cause, shall prohibit any other Person within the control of Borrower from causing, and shall use prudent, commercially reasonable efforts to prohibit other Persons (including tenants) from causing any spill, discharge or release, or the use, storage, generation, manufacture, installation, or disposal, of any Hazardous Materials at, upon, under, within or about the Project or the transportation of any Hazardous Materials to or from the Project in violation of Environmental Laws.

                  (3) Borrower shall provide to Lender, at Borrower's expense promptly upon the written request of Lender from time to time, a Site Assessment or, if required by Lender, an update to any existing Site Assessment, to assess the presence or absence of any Hazardous Materials and the potential costs in connection with abatement, cleanup or removal of any Hazardous Materials found on, under, at or within the Project. Borrower shall pay the cost of no more than one such Site Assessment or update in any twelve (12)-month period, unless Lender's request for a Site Assessment is based on information provided under Section , a reasonable suspicion of Hazardous Materials at or near the Project, a breach of representations under Section , or an Event of Default, in which case any such Site Assessment or update shall be at Borrower's expense.

                  (4) In addition to and without limiting the generality of the foregoing provisions of this Section 4.3, Borrower shall comply strictly and in all respects with the requirements of that certain Operations and Maintenance Plan for Riverside Park Apartments, dated as of February 21, 1996, prepared by Astex Environmental Services, Inc. relating to the existence of friable and non-friable asbestos at the Project.

         Section 4.4 Allocation of Risks and Indemnity. As between Borrower and Lender, all risk of loss associated with non-compliance with Environmental Laws, or with the presence of any Hazardous Material at, upon, within, contiguous to or otherwise affecting the Project, shall lie solely with Borrower. Accordingly, Borrower shall bear all risks and costs associated with any loss, damage or liability therefrom, including all costs of removal of Hazardous Materials or other remediation required by Lender or by law. Borrower shall indemnify, defend and hold Lender harmless from and against all loss, liabilities, damages, claims, costs and expenses (including reasonable costs of defense) arising out of or associated, in any way, with the non-compliance with Environmental Laws, or the existence of Hazardous Materials in, on, or about the Project in violation of Environmental Laws, or a breach of any representation, warranty or covenant contained in this Article , whether based in contract, tort, implied or express warranty, strict liability, criminal or civil statute or common law, including those arising from the joint, concurrent, or comparative negligence of Lender; however, Borrower shall not be liable under such indemnification to the extent such loss, liability, damage, claim, cost or expense results solely from Lender's gross negligence or willful misconduct. Borrower's obligations under this Section shall arise upon the discovery of the presence of any Hazardous Material in violation of Environmental Laws, whether or not any governmental authority has taken or threatened any action in connection with the presence of any Hazardous Material, and whether or not the existence of any such Hazardous Material or potential liability on account thereof is disclosed in the Site Assessment and shall continue notwithstanding the repayment of the Loan or any transfer or sale of any right, title and interest in the Project (by foreclosure, deed in lieu of foreclosure or otherwise).

         Section 4.5 No Waiver. Notwithstanding any provision in this Article or elsewhere in the Loan Documents, or any rights or remedies granted by the Loan Documents, Lender does not waive and expressly reserves all rights and benefits now or hereafter accruing to Lender under the "security interest" or "secured creditor" exception under applicable Environmental Laws, as the same may be amended. No action taken by Lender pursuant to the Loan Documents shall be deemed or construed to be a waiver or relinquishment of any such rights or benefits under the "security interest exception."


                                    ARTICLE 5

                                 LEASING MATTERS

         Section 5.1 Representations and Warranties on Leases. Borrower represents and warrants to Lender with respect to leases of the Project that:
(1) to Borrower's knowledge, the rent roll delivered to Lender is true and correct, and the leases are valid and in and full force and effect; (2) the leases (including amendments) are in writing, and there are no oral agreements with respect thereto; (3) the copies of the leases delivered to Lender are true and complete in all material respects; (4) to Borrower's knowledge, neither the landlord nor, except as set forth on the rent roll delivered to Lender (the "rent roll"), any tenant is in default under any of the leases; (5) Borrower has no knowledge of any notice of termination or default with respect to any lease except as set forth on the rent roll; (6) Borrower has not assigned or pledged any of the leases, the rents or any interests therein except to Lender; (7) except as set forth in the rent roll, no tenant or other party has an option to purchase all or any portion of the Project; (8) no tenant has the right to terminate its lease prior to expiration of the stated term of such lease except as set forth on the rent roll; and (9) except as set forth in the rent roll, no tenant has prepaid more than one month's rent in advance (except for bona fide security deposits not in excess of an amount equal to two month's rent).

         Section 5.2 Standard Lease Form; Approval Rights. All leases and other rental arrangements shall in all respects be approved by Lender and shall be on a standard lease form approved by Lender with no material modifications (except as approved by Lender). Borrower shall hold, in trust, all tenant security deposits in a segregated account, and, to the extent required by applicable law, shall not commingle any such funds with any other funds of Borrower. Within ten
(10) days after Lender's request, Borrower shall furnish to Lender a statement of all tenant security deposits, and copies of all leases not previously delivered to Lender, certified by Borrower as being true and correct.
Notwithstanding anything contained in the Loan Documents, Lender's approval shall not be required for future leases (including amendments thereof) of apartment units (as opposed to commercial space) in the Project if the following conditions are satisfied: (1) the lease is on the standard lease form approved by Lender with no material modifications; and (2) the lease is at market rents and is consistent with prudent apartment complex management practices.

         Section 5.3 Covenants. Borrower (1) shall perform the obligations which Borrower is required to perform under the leases in accordance with prudent property management practices; (2) shall enforce the obligations to be performed by the tenants in accordance with prudent property management practices; (3) shall promptly furnish to Lender any notice of default or termination received by Borrower from any tenant, and any notice of default or termination given by Borrower to any tenant, which would have, either individually or in the aggregate, a material adverse effect on the Project, the Borrower or any Borrower Party; (4) shall not collect any rents for more than thirty (30) days in advance of the time when the same shall become due, except for bona fide security deposits not in excess of an amount equal to two months rent; (5) shall not enter into any ground lease or master lease of any part of the Project; (6) shall not further assign or encumber any lease; (7) shall not, except with Lender's prior written consent, cancel or accept surrender or termination of any lease except in accordance with prudent property management practices; and (8) shall not, except with Lender's prior written consent, modify or amend any lease (except for minor modifications and amendments entered into in the ordinary course of business, consistent with prudent property management practices).

         Section 5.4 Tenant Estoppels. At Lender's request, Borrower shall obtain and furnish to Lender, written estoppels in form and substance satisfactory to Lender, executed by tenants under leases of commercial space in the Project and confirming the term, rent, and other provisions and matters relating to the leases.


                                    ARTICLE 6

                         REPRESENTATIONS AND WARRANTIES

         Borrower represents and warrants to Lender that:

         Section 6.1 Organization and Power. Borrower and each Borrower Party is duly organized, validly existing and in good standing under the laws of the state of its formation or existence, and is in compliance with all material legal requirements applicable to doing business in the State.

         Section 6.2 Validity of Loan Documents. The execution, delivery and performance by Borrower and each Borrower Party of the Loan Documents: (1) are duly authorized and do not require the consent or approval of any other party or governmental authority which has not been obtained; and (2) will not violate any law or result in the imposition of any lien, charge or encumbrance upon the assets of any such party, except as contemplated by the Loan Documents. The Loan Documents constitute the legal, valid and binding obligations of Borrower and each Borrower Party, enforceable in accordance with their respective terms, subject to applicable bankruptcy, insolvency, or similar laws generally affecting the enforcement of creditors' rights.

         Section          6.3       Liabilities; Litigation.

                  (1) The financial statements delivered by Borrower and each Borrower Party are true and correct with no significant change since the date of preparation. Except as disclosed in such financial statements, there are no liabilities (fixed or contingent) affecting the Project, Borrower or any Borrower Party. Except as disclosed in such financial statements, there is no litigation, administrative proceeding, investigation or other legal action (including any proceeding under any state or federal bankruptcy or insolvency law) pending or, to the knowledge of Borrower, threatened, against the Project, Borrower or any Borrower Party which if adversely determined could have a material adverse effect on such party, the Project or the Loan.

                  (2) Neither Borrower nor any Borrower Party is contemplating either the filing of a petition by it under state or federal bankruptcy or insolvency laws or the liquidation of all or a major portion of its assets or property, and neither Borrower nor any Borrower Party has knowledge of any Person contemplating the filing of any such petition against it.

         Section 6.4 Taxes and Assessments. The Project is comprised of one or more parcels, each of which constitutes a separate tax lot and none of which constitutes a portion of any other tax lot. There are no pending or, to Borrower's best knowledge, proposed, special or other assessments for public improvements or otherwise affecting the Project, nor are there any contemplated improvements to the Project that may result in such special or other assessments.


         Section 6.5 Other Agreements; Defaults. Neither Borrower nor any Borrower Party is a party to any agreement or instrument or subject to any court order, injunction, permit, or restriction which might adversely affect the Project or the business, operations, or condition (financial or otherwise) of Borrower or any Borrower Party. Neither Borrower nor any Borrower Party is in violation of any agreement which violation would have an adverse effect on the Project, Borrower, or any Borrower Party or Borrower's or any Borrower Party's business, properties, or assets, operations or condition, financial or otherwise.

         Section          6.6       Compliance with Law.

                  (1) Borrower and each Borrower Party have all requisite licenses, permits, franchises, qualifications, certificates of occupancy or other governmental authorizations to own, lease and operate the Project and carry on its business, and the Project is in compliance with all applicable legal requirements and is free of structural defects, and all building systems contained therein are in good working order, subject to ordinary wear and tear;

                  (2) No condemnation has been commenced or, to Borrower's knowledge, is contemplated with respect to all or any portion of the Project or for the relocation of roadways providing access to the Project; and

                  (3) The Project has adequate rights of access to public ways and is served by adequate water, sewer, sanitary sewer and storm drain facilities. All public utilities necessary or convenient to the full use and enjoyment of the Project are located in the public right-of-way abutting the Project, and all such utilities are connected so as to serve the Project without passing over other property, except to the extent such other property is subject to a perpetual easement for such utility benefitting the Project. All roads necessary for the full utilization of the Project for its current purpose have been completed and dedicated to public use and accepted by all governmental authorities.

     Section 6.7 Location of Borrower. Borrower's principal place of business and chief executive offices are located at the address stated in Section .

         Section 6.8 ERISA. Borrower has not established any pension plan for employees which would cause Borrower to be subject to the Employee Retirement Income Security Act of 1974, as amended.

         Section 6.9 Margin Stock. No part of proceeds of the Loan will be used for purchasing or acquiring any "margin stock" within the meaning of Regulations G, T, U or X of the Board of Governors of the Federal Reserve System.

         Section 6.10 Tax Filings. Borrower and each Borrower Party have filed (or have obtained effective extensions for filing) all federal, state and local tax returns required to be filed and have paid or made adequate provision for the payment of all federal, state and local taxes, charges and assessments payable by Borrower and each Borrower Party, respectively.

         Section 6.11 Solvency. Giving effect to the Loan, the fair saleable value of Borrower's assets exceeds and will, immediately following the making of the Loan, exceed Borrower's total liabilities, including, without limitation, subordinated, unliquidated, disputed and contingent liabilities. The fair saleable value of Borrower's assets is and will, immediately following the making of the Loan, be greater than Borrower's probable liabilities, including the maximum amount of its contingent liabilities on its Debts as such Debts become absolute and matured, Borrower's assets do not and, immediately following the making of the Loan will not, constitute unreasonably small capital to carry out its business as conducted or as proposed to be conducted. Borrower does not intend to, and does not believe that it will, incur Debts and liabilities (including contingent liabilities and other commitments) beyond its ability to pay such Debts as they mature (taking into account the timing and amounts of cash to be received by Borrower and the amounts to be payable on or in respect of obligations of Borrower).

         Section 6.12 Full and Accurate Disclosure. No statement of fact made by or on behalf of Borrower or any Borrower Party in this Agreement or in any of the other Loan Documents contains any untrue statement of a material fact or omits to state any material fact necessary to make statements contained herein or therein not misleading. There is no fact presently known to Borrower which has not been disclosed to Lender which materially adversely affects, nor as far as Borrower can foresee, might materially adversely affect, the Project or the business, operations or condition (financial or otherwise) of Borrower or any Borrower Party.

     Section 6.13 Single Purpose Entity. Borrower is and has at all times since its formation been a Single Purpose Entity.


                                    ARTICLE 7

                               FINANCIAL REPORTING

         Section          7.1       Financial Statements.

                  (1) Monthly Reports.  Within thirty (30) days after the end of each calendar month, Borrower shall furnish to Lender a current (as of the calendar month just ended) balance sheet, a detailed operating statement
(showing monthly activity and year-to-date) stating Operating Revenues, Operating Expenses, operating income and Net Cash Flow for the calendar month just ended, a general ledger, an updated rent roll, and, as reasonably requested by Lender, a written statement setting forth any variance from the annual budget, copies of bank statements and bank reconciliations and other documentation supporting the information disclosed in the most recent financial statements.

                  (2) Quarterly Reports. Within forty-five (45) days after the end of each calendar quarter, Borrower shall furnish to Lender a detailed operating statement (showing quarterly activity and year-to-date) stating Operating Revenues, Operating Expenses, operating income and Net Cash Flow for the calendar quarter just ended.

     (3) Annual Reports. Within one hundred twenty (120) days after the end of each fiscal year of Borrower's operation of the Project, Borrower shall furnish to Lender a current (as of the end of such fiscal year) balance sheet, an operating statement stating Operating Revenues, Operating Expenses, operating income and Net Cash Flow for each of Borrower and the Project, and, if required by Lender, prepared on a review basis and certified by an independent public accountant satisfactory to Lender.

                  (4) Certification; Supporting Documentation. Each such financial statement shall be in scope and detail reasonably satisfactory to Lender and certified by the chief financial representative of Borrower, and may be in the form of a financial statement prepared from any consolidated financial statement of Borrower and Winthrop.

         Section 7.2 Accounting Principles. All financial statements shall be prepared in accordance with sound accounting principles applicable to commercial real estate, consistently applied from year to year. If the financial statements are prepared on an accrual basis, such statements shall be accompanied by a reconciliation to cash basis accounting principles.

         Section 7.3 Other Information. Borrower shall deliver to Lender such additional information regarding Borrower, its subsidiaries, its business, any Borrower Party, and the Project within 30 days after Lender's reasonable request therefor.

         Section 7.4 Annual Budget. Within thirty (30) days prior to the commencement of each fiscal year, Borrower will provide to Lender its proposed annual operating and capital improvements budget for such fiscal year for review by Lender and, with respect to the capital improvements budget and items in the operating budget relating to capital improvements or which may otherwise impact the capital improvements budget, Lender's approval, which approval shall not be unreasonably withheld or delayed, and shall be deemed to have been given with respect to such capital improvements budget if not disapproved by Lender within twenty-four days after Lender's receipt thereof.

         Section 7.5 Audits. Lender shall have the right to choose and appoint a certified public accountant to perform financial audits as it deems necessary. All such audits shall be performed at Borrower's expense, except that a second or subsequent audit in any Loan Year while no Event of Default exists shall be at Lender's expense. Borrower shall permit Lender at all reasonable times to examine and photocopy such records, books and papers of Borrower which reflect upon its financial condition and the income and expense relative to the Project.


                                                     ARTICLE 8

                                    COVENANTS

         Borrower covenants and agrees with Lender as follows:

     Section 8.1 Due on Sale and Encumbrance; Transfers of Interests. Without the prior written consent of Lender,

                  (1) Borrower shall not (a) directly or indirectly sell, transfer, convey, mortgage, pledge, or assign any interest in the Project or any part thereof (including any partnership or any other ownership interest in Borrower); (b) further encumber, alienate, grant a Lien or grant any other interest in the Project or any part thereof (including any partnership or other ownership interest in Borrower), whether voluntarily or involuntarily; or (c) enter into any easement or other agreement granting rights in or restricting the use or development of the Project;

                  (2) no new general partner shall be admitted to or created in Borrower (nor shall any existing general partner withdraw from Borrower), and no change in Borrower's organizational documents relating to control over Borrower and/or the Project shall be effected. Lender shall not withhold its consent to any change in the ownership of Borrower or of its constituent partners or its organizational documents provided (1) Apollo (or an affiliate thereof in which Apollo has a significant interest) owns, whether directly or indirectly, at least ten percent (10%) of the limited partnership interests in Borrower, and
(2) Apollo maintains sole control, whether directly or indirectly, over Borrower and Winthrop, each as determined following the requested transfer.

                  (3) no transfer shall be permitted which would cause Apollo (or an affiliate thereof in which Apollo has a significant interest) to own less than ten percent (10%) of the beneficial interest in Borrower and the Project, or which would cause Apollo to own less than fifty-one percent (51%) of the beneficial interest in Winthrop.

As used in this Section , "transfer" shall include the sale, transfer, conveyance, mortgage, pledge, or assignment of the legal or beneficial ownership of (a) the Project, (b) any partnership interest in any general partner in Borrower that is a partnership, and (c) any voting stock in any general partner in Borrower that is a corporation; "transfer" shall not include (i) the leasing of individual units within the Project so long as Borrower complies with the provisions of the Loan Documents relating to such leasing activity; or (ii) the transfers of limited partner interests in Borrower and Winthrop so long as the provisions of Sections and are satisfied.

         Section 8.2 Taxes; Charges. Borrower shall pay before any fine, penalty, interest or cost may be added thereto, and shall not enter into any agreement to defer, any real estate taxes and assessments, franchise taxes and charges, and other governmental charges that may become a Lien upon the Project or become payable during the term of the Loan, and will promptly furnish Lender with evidence of such payment; however, Borrower's compliance with Section of this Agreement relating to impounds for taxes and assessments shall, with respect to payment of such taxes and assessments, be deemed compliance with this Section . Borrower shall not suffer or permit the joint assessment of the Project with any other real property constituting a separate tax lot or with any other real or personal property. Borrower shall pay when due all claims and demands of mechanics, materialmen, laborers and others which, if unpaid, might result in a Lien on the Project; however, Borrower may contest the validity of such claims and demands so long as (a) Borrower notifies Lender that it intends to contest such claim or demand, (b) Borrower provides Lender with an indemnity, bond or other security satisfactory to Lender (including an endorsement to Lender's title insurance policy insuring against such claim or demand) assuring the discharge of Borrower's obligations for such claims and demands, including interest and penalties, and (c) Borrower is diligently contesting the same by appropriate legal proceedings in good faith and at its own expense and concludes such contest prior to the tenth (10th) day preceding the earlier to occur of the Maturity Date or the date on which the Project is scheduled to be sold for non-payment.

         Section 8.3 Control; Management. Borrower shall not terminate, replace or appoint any manager or terminate or amend the management agreement for the Project without Lender's prior written approval. Any change in ownership or control of the manager shall be cause for Lender to re- approve such manager. Borrower shall fully perform all of its covenants, agreements and obligations under the management agreement. Lender hereby approves the existing management agreement between Borrower and Winthrop Management, and any new management agreement on substantially the same terms with any Affiliate of Winthrop or Apollo.

     Section 8.4 Operation; Maintenance; Inspection. Borrower shall observe and comply with all legal requirements applicable to the ownership, use and operation of the Project. Borrower shall maintain the Project in good condition and promptly repair any damage or casualty.

Borrower shall permit Lender and its agents, representatives and employees, upon reasonable prior notice to Borrower, to inspect the Project and conduct such environmental and engineering studies as Lender may require, provided such inspections and studies do not materially interfere with the use and operation of the Project.

         Section 8.5 Taxes on Security. Borrower shall pay all taxes, charges, filing, registration and recording fees, excises and levies payable with respect to the Note or the Liens created or secured by the Loan Documents, other than income, franchise and doing business taxes imposed on Lender. If there shall be enacted any law (1) deducting the Loan from the value of the Project for the purpose of taxation, (2) affecting any Lien on the Project, or (3) changing existing laws of taxation of mortgages, deeds of trust, security deeds, or debts secured by real property, or changing the manner of collecting any such taxes, Borrower shall promptly pay to Lender, on demand, all taxes, costs and charges for which Lender is or may be liable as a result thereof; however, if such payment would be prohibited by law or would render the Loan usurious, then instead of collecting such payment, Lender may declare all amounts owing under the Loan Documents to be immediately due and payable.

         Section 8.6 Legal Existence; Name, Etc. Borrower and each general partner in Borrower shall preserve and keep in full force and effect its existence entity status, franchises, rights and privileges under the laws of the state of its formation, and all qualifications, licenses and permits applicable to the ownership, use and operation of the Project. Borrower shall not wind up, liquidate, dissolve, reorganize, merge, or consolidate with or into, or convey, sell, assign, transfer, lease, or otherwise dispose of all or substantially all of its assets, or acquire all or substantially all of the assets of the business of any Person, or permit any subsidiary or Affiliate of Borrower to do so. Borrower shall conduct business only in its own name and shall not change its name, identity, or organizational structure, or the location of its chief executive office or principal place of business unless Borrower (a) shall have obtained the prior written consent of Lender to such change, and (b) shall have taken all actions necessary or requested by Lender to file or amend any financing statement or continuation statement to assure perfection and continuation of perfection of security interests under the Loan Documents. Borrower shall maintain its separateness as an entity, including maintaining separate books, records, and accounts and observing corporate and partnership formalities independent of any other entity, shall pay its obligations with its own funds and shall not commingle funds or assets with those of any other entity.

         Section 8.7 Affiliate Transactions. Without the prior written consent of Lender, Borrower shall not engage in any transaction affecting the Project with an Affiliate of Borrower unless the terms thereof are commercially reasonable and on no less favorable terms than an arm's-length transaction.

         Section 8.8 Limitation on Other Debt. Borrower shall not, without the prior written consent of Lender, incur any Debt other than (a) the Loan, (b) customary trade payables which are payable, and shall be paid, within thirty
(30) days of when incurred, or (c) short-term unsecured working capital advances from Affiliates not exceeding an aggregate outstanding principal balance of $100,000 at any time.

         Section 8.9 Further Assurances. Borrower shall promptly (1) cure any defects in the execution and delivery of the Loan Documents, and (2) execute and deliver, or cause to be executed and delivered, all such other documents, agreements and instruments as Lender may reasonably request to further evidence and more fully describe the collateral for the Loan, to correct any omissions in the Loan Documents, to perfect, protect or preserve any liens created under any of the Loan Documents, or to make any recordings, file any notices, or obtain any consents, as may be necessary or appropriate in connection therewith.

         Section 8.10 Estoppel Certificates. Borrower, within ten (10) days after request, shall furnish to Lender a written statement, duly acknowledged, setting forth the amount due on the Loan, the terms of payment of the Loan, the date to which interest has been paid, whether any offsets or defenses exist against the Loan and, if any are alleged to exist, the nature thereof in detail, and such other matters as Lender reasonably may request.

         Section 8.11 Notice of Certain Events. Borrower shall promptly notify Lender of (1) any Potential Default or Event of Default, together with a detailed statement of the steps being taken to cure such Potential Default or Event of Default; (2) any notice of default received by Borrower under other obligations relating to the Project or otherwise material to Borrower's business; and (3) any threatened or pending legal, judicial or regulatory proceedings, including any dispute between Borrower and any governmental authority, affecting Borrower or the Project.

         Section 8.12 Indemnification. Borrower shall indemnify, defend and hold Lender harmless from and against any and all losses, liabilities, claims, damages, expenses, obligations, penalties, actions, judgments, suits, costs or disbursements of any kind or nature whatsoever, including the reasonable fees and actual expenses of Lender's counsel, in connection with (1) any inspection, review or testing of or with respect to the Project in accordance with the terms hereof, (2) any investigative, administrative, mediation, arbitration, or judicial proceeding, whether or not Lender is designated a party thereto, commenced or threatened at any time (including after the repayment of the Loan) in any way related to the execution, delivery or performance of any Loan Document or to the Project, (3) any proceeding instituted by any Person claiming a Lien, and (4) any brokerage commissions or finder's fees claimed by any broker or other party in connection with the Loan, the Project, or any of the transactions contemplated in the Loan Documents, including those arising from the joint, concurrent, or comparative negligence of Lender, except to the extent any of the foregoing is caused by Lender's gross negligence or willful misconduct.

         Section          8.13      Property Specific Covenants.

                  (1) Borrower shall complete the Repair Work to the satisfaction of Lender and Lender's engineer and in accordance with all legal requirements on or before the day which is twelve (12) months from the date of this Agreement.


                                    ARTICLE 9

                                EVENTS OF DEFAULT

         Each of the  following  shall  constitute an Event of Default under the
Loan:

         Section 9.1 Payments. Borrower's failure to pay any regularly scheduled installment of principal, interest or other amount due under the Loan Documents within five (5) days after the date when due, or Borrower's failure to pay the Loan at the Maturity Date, whether by acceleration or otherwise.

     Section 9.2 Insurance. Borrower's failure to maintain insurance as required under Section of this Agreement.

     Section 9.3 Sale, Encumbrance, Etc. The sale, transfer, conveyance, pledge, mortgage or assignment of any part or all of the Project, or any interest therein, or of any interest in Borrower, in violation of Section of this Agreement.

         Section 9.4 Covenants. Borrower's failure to perform or observe any of the agreements and covenants contained in this Agreement or in any of the other Loan Documents (other than payments under Section , insurance requirements under Section , and transfers and encumbrances under Section ), and the continuance of such failure for ten (10) days after notice by Lender to Borrower; however, subject to any shorter period for curing any failure by Borrower as specified in any of the other Loan Documents, Borrower shall have such additional time as is necessary to cure such failure (but in no event more than ninety (90) days following the occurrence thereof) if (1) such failure does not involve the failure to make payments on a monetary obligation; (2) such failure cannot reasonably be cured within ten (10) days; (3) Borrower is diligently undertaking to cure such default, and (4) Borrower has provided Lender with security reasonably satisfactory to Lender against any interruption of payment or impairment of collateral as a result of such continuing failure. The notice and cure provisions of this Section do not apply to the Events of Default described in Section , Section and Section .

     Section 9.5 Representations and Warranties. Any representation or warranty made in any Loan Document proves to be untrue in any material respect when made or deemed made.

     Section  9.6  Other  Encumbrances.   Any  default  under  any  document  or
instrument, other than the Loan Documents, evidencing or creating a Lien on the Project or any part thereof.

         Section 9.7 Involuntary Bankruptcy or Other Proceeding. Commencement of an involuntary case or other proceeding against Borrower or any Borrower Party (each, a "Bankruptcy Party") which seeks liquidation, reorganization or other relief with respect to it or its debts or other liabilities under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeks the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or the Project, and such involuntary case or other proceeding shall remain undismissed or unstayed for a period of 60 days; or an order for relief against a Bankruptcy Party shall be entered in any such case under the Federal Bankruptcy Code.

         Section 9.8  Voluntary  Petitions,  etc.  Commencement  by a Bankruptcy
Party of a voluntary case or other proceeding seeking liquidation, reorganization or other relief with respect to itself or its Debts or other liabilities under any bankruptcy, insolvency or other similar law or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official for it or any of its property, or consent by a Bankruptcy Party to any such relief or to the appointment of or taking possession by any such official in an involuntary case or other proceeding commenced against it, or the making by a Bankruptcy Party of a general assignment for the benefit of creditors, or the failure by a Bankruptcy Party, or the admission by a Bankruptcy Party in writing of its inability, to pay its debts generally as they become due, or any action by a Bankruptcy Party to authorize or effect any of the foregoing.

                                   ARTICLE 10

                                    REMEDIES

         Section 10.1 Remedies - Insolvency Events. Upon the occurrence of any Event of Default described in Section or , the obligations of Lender to advance amounts hereunder shall immediately terminate, and all amounts due under the Loan Documents immediately shall become due and payable, all without written notice and without presentment, demand, protest, notice of protest or dishonor, notice of intent to accelerate the maturity thereof, notice of acceleration of the maturity thereof, or any other notice of default of any kind, all of which are hereby expressly waived by Borrower; however, if the Bankruptcy Party under Section or is other than Borrower, then all amounts due under the Loan Documents shall become immediately due and payable at Lender's election, in Lender's sole discretion.

         Section 10.2 Remedies - Other Events. Except as set forth in Section above, while any Event of Default exists, Lender may (1) by written notice to Borrower, declare the entire Loan to be immediately due and payable without presentment, demand, protest, notice of protest or dishonor, notice of intent to accelerate the maturity thereof, notice of acceleration of the maturity thereof, or other notice of default of any kind unless specifically required by the Loan Documents, all of which are hereby expressly waived by Borrower, (2) terminate the obligation, if any, of Lender to advance amounts hereunder, and (3) exercise all rights and remedies therefor under the Loan Documents and at law or in equity.

         Section 10.3 Lender's Right to Perform the Obligations. If Borrower shall fail, refuse or neglect to make any payment or perform any act required by the Loan Documents, then while any Event of Default exists, and without notice to or demand upon Borrower and without waiving or releasing any other right, remedy or recourse Lender may have because of such Event of Default, Lender may (but shall not be obligated to) make such payment or perform such act for the account of and at the expense of Borrower, and shall have the right to enter upon the Project for such purpose and to take all such action thereon and with respect to the Project as it may deem necessary or appropriate. If Lender shall elect to pay any sum due with reference to the Project, Lender may do so in reliance on any bill, statement or assessment procured from the appropriate governmental authority or other issuer thereof without inquiring into the accuracy or validity thereof. Similarly, in making any payments to protect the security intended to be created by the Loan Documents, Lender shall not be bound to inquire into the validity of any apparent or threatened adverse title, lien, encumbrance, claim or charge before making an advance for the purpose of preventing or removing the same. Additionally, if any Hazardous Materials affect or threaten to affect the Project, Lender may (but shall not be obligated to) give such notices and take such actions as it deems necessary or advisable in order to abate the discharge of any Hazardous Materials or remove the Hazardous Materials. Borrower shall indemnify, defend and hold Lender harmless from and against any and all losses, liabilities, claims, damages, expenses, obligations, penalties, actions, judgments, suits, costs or disbursements of any kind or nature whatsoever, including reasonable attorneys' fees, incurred or accruing by reason of any acts performed by Lender pursuant to the provisions of this Section , including those arising from the joint, concurrent, or comparative negligence of Lender, except as a result of Lender's gross negligence or willful misconduct. All sums paid by Lender pursuant to this Section , and all other sums expended by Lender to which it shall be entitled to be indemnified, together with interest thereon at the Default Rate from the date of such payment or expenditure until paid, shall constitute additions to the Loan, shall be secured by the Loan Documents and shall be paid by Borrower to Lender upon demand.

                                   ARTICLE 11

                                  MISCELLANEOUS

         Section 11.1 Notices. Any notice required or permitted to be given under this Agreement shall be in writing and either shall be mailed by certified mail, postage prepaid, return receipt requested, or sent by overnight air courier service, or personally delivered to a representative of the receiving party, or sent by telecopy (provided an identical notice is also sent simultaneously by mail, overnight courier, or personal delivery as otherwise provided in this Section ). All such communications shall be mailed, sent or delivered, addressed to the party for whom it is intended at its address set forth below.

          If to Borrower: Riverside Park Associates Limited Partnership
                          c/o:     First Winthrop Associates
                          One International Place
                          Boston, Massachusetts  02110
                          Attention: Jeffrey D. Furber
                          Telecopy: (617) 330-7970

          If to Lender:   General Electric Capital Corporation
                          9th Floor
                          1528 Walnut Street
                          Philadelphia, Pennsylvania  19102
                          Attention: Region Manager,
                          Portfolio Management Operations
                          Telecopy: (215) 772-0361

Any communication so addressed and mailed shall be deemed to be given when actually delivered to or refused by the intended addressee, and any communication so delivered in person shall be deemed to be given when receipted for by, or actually received by, or refused by Lender or Borrower, as the case may be. If given by telecopy, a notice shall be deemed given and received when the telecopy is transmitted to the party's telecopy number specified above, and confirmation of complete receipt is received by the transmitting party during normal business hours or on the next Business Day if not confirmed during normal business hours, and an identical notice is also sent simultaneously by mail, overnight courier, or personal delivery as otherwise provided in this Section . Either party may designate a change of address by written notice to the other by giving at least ten (10) days prior written notice of such change of address.

         Section 11.2 Amendments and Waivers. No amendment or waiver of any provision of the Loan Documents shall be effective unless in writing and signed by the party against whom enforcement is sought.

         Section 11.3 Limitation on Interest. It is the intention of the parties hereto to conform strictly to applicable usury laws. Accordingly, all agreements between Borrower and Lender with respect to the Loan are hereby expressly limited so that in no event, whether by reason of acceleration of maturity or otherwise, shall the amount paid or agreed to be paid to Lender or charged by Lender for the use, forbearance or detention of the money to be lent hereunder or otherwise, exceed the maximum amount allowed by law. If the Loan would be usurious under applicable law (including the laws of the State and the laws of the United States of America), then, notwithstanding anything to the contrary in the Loan Documents: (1) the aggregate of all consideration which constitutes interest under applicable law that is contracted for, taken, reserved, charged or received under the Loan Documents shall under no circumstances exceed the maximum amount of interest allowed by applicable law, and any excess shall be credited on the Note by the holder thereof (or, if the Note has been paid in full, refunded to Borrower); and (2) if maturity is accelerated by reason of an election by Lender, or in the event of any prepayment, then any consideration which constitutes interest may never include more than the maximum amount allowed by applicable law. In such case, excess interest, if any, provided for in the Loan Documents or otherwise, to the extent permitted by applicable law, shall be amortized, prorated, allocated and spread from the date of advance until payment in full so that the actual rate of interest is uniform through the term hereof. If such amortization, proration, allocation and spreading is not permitted under applicable law, then such excess interest shall be cancelled automatically as of the date of such acceleration or prepayment and, if theretofore paid, shall be credited on the Note (or, if the Note has been paid in full, refunded to Borrower). The terms and provisions of this Section shall control and supersede every other provision of the Loan Documents. The Loan Documents are contracts made under and shall be construed in accordance with and governed by the laws of the State, except that if at any time the laws of the United States of America permit Lender to contract for, take, reserve, charge or receive a higher rate of interest than is allowed by the laws of the State (whether such federal laws directly so provide or refer to the law of any state), then such federal laws shall to such extent govern as to the rate of interest which Lender may contract for, take, reserve, charge or receive under the Loan Documents.

         Section 11.4 Invalid Provisions. If any provision of any Loan Document is held to be illegal, invalid or unenforceable, such provision shall be fully severable; the Loan Documents shall be construed and enforced as if such illegal, invalid or unenforceable provision had never comprised a part thereof; the remaining provisions thereof shall remain in full effect and shall not be affected by the illegal, invalid, or unenforceable provision or by its severance therefrom; and in lieu of such illegal, invalid or unenforceable provision there shall be added automatically as a part of such Loan Document a provision as similar in terms to such illegal, invalid or unenforceable provision as may be possible to be legal, valid and enforceable.

         Section 11.5 Reimbursement of Expenses. Borrower shall pay all expenses incurred by Lender in connection with the Loan, including the reasonable fees and actual expenses of Lender's attorneys, the fees and expenses of Lender's environmental, engineering and other consultants, and the fees, charges or taxes for the recording or filing of Loan Documents. Borrower shall pay all expenses of Lender in connection with the administration of the Loan, including audit costs, inspection fees, settlement of condemnation and casualty awards, and premiums for title insurance and endorsements thereto. Borrower shall, upon request, promptly reimburse Lender for all amounts expended, advanced or incurred by Lender to collect the Note, or to enforce the rights of Lender under this Agreement or any other Loan Document, or to defend or assert the rights and claims of Lender under the Loan Documents or with respect to the Project (by litigation or other proceedings), which amounts will include all court costs, attorneys' fees and expenses, fees of auditors and accountants, and investigation expenses as may be incurred by Lender in connection with any such matters (whether or not litigation is instituted), together with interest at the Default Rate on each such amount from the date of disbursement until the date of reimbursement to Lender, all of which shall constitute part of the Loan and shall be secured by the Loan Documents.

         Section 11.6 Approvals; Third Parties; Conditions. All approval rights retained or exercised by Lender with respect to leases, contracts, plans, studies and other matters are solely to facilitate Lender's credit underwriting, and shall not be deemed or construed as a determination that Lender has passed on the adequacy thereof for any other purpose and may not be relied upon by Borrower or any other Person. This Agreement is for the sole and exclusive use of Lender and Borrower and may not be enforced, nor relied upon, by any Person other than Lender and Borrower. All conditions of the obligations of Lender hereunder, including the obligation to make advances, are imposed solely and exclusively for the benefit of Lender, its successors and assigns, and no other Person shall have standing to require satisfaction of such conditions or be entitled to assume that Lender will refuse to make advances in the absence of strict compliance with any or all of such conditions, and no other Person shall, under any circumstances, be deemed to be a beneficiary of such conditions, any and all of which may be freely waived in whole or in part by Lender at any time in Lender's sole discretion.

         Section 11.7 Lender Not in Control; No Partnership. None of the covenants or other provisions contained in this Agreement shall, or shall be deemed to, give Lender the right or power to exercise control over the affairs or management of Borrower, the power of Lender being limited to the rights to exercise the remedies referred to in the Loan Documents. The relationship between Borrower and Lender is, and at all times shall remain, solely that of debtor and creditor. No covenant or provision of the Loan Documents is intended, nor shall it be deemed or construed, to create a partnership, joint venture, agency or common interest in profits or income between Lender and Borrower or to create an equity in the Project in Lender. Lender neither undertakes nor assumes any responsibility or duty to Borrower or to any other person with respect to the Project or the Loan, except as expressly provided in the Loan Documents; and notwithstanding any other provision of the Loan Documents: (1) Lender is not, and shall not be construed as, a partner, joint venturer, alter ego, manager, controlling person or other business associate or participant of any kind of Borrower or its stockholders, members, or partners and Lender does not intend to ever assume such status; (2) Lender shall in no event be liable for any Debts, expenses or losses incurred or sustained by Borrower; and (3) Lender shall not be deemed responsible for or a participant in any acts, omissions or decisions of Borrower or its stockholders, members, or partners. Lender and Borrower disclaim any intention to create any partnership, joint venture, agency or common interest in profits or income between Lender and Borrower, or to create an equity in the Project in Lender, or any sharing of liabilities, losses, costs or expenses.

     Section 11.8 Time of the Essence. Time is of the essence with respect to this Agreement.

         Section 11.9 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of Lender and Borrower and the respective successors and assigns of Lender and Borrower, provided that neither Borrower nor any other Borrower Party shall, without the prior written consent of Lender, assign any rights, duties or obligations hereunder.

         Section 11.10 Renewal, Extension or Rearrangement. All provisions of the Loan Documents shall apply with equal effect to each and all promissory notes and amendments thereof hereafter executed which in whole or in part represent a renewal, extension, increase or rearrangement of the Loan. For portfolio management purposes, Lender may elect to divide the Loan into two or more separate loans evidenced by separate promissory notes so long as the payment and other obligations of Borrower are not effectively increased or otherwise modified. Borrower agrees to cooperate with Lender and to execute such documents as Lender reasonably may request to effect such division of the Loan.

         Section 11.11 Waivers. No course of dealing on the part of Lender, its officers, employees, consultants or agents, nor any failure or delay by Lender with respect to exercising any right, power or privilege of Lender under any of the Loan Documents, shall operate as a waiver thereof.

         Section 11.12 Cumulative Rights. Rights and remedies of Lender under the Loan Documents shall be cumulative, and the exercise or partial exercise of any such right or remedy shall not preclude the exercise of any other right or remedy.

         Section 11.13 Singular and Plural. Words used in this Agreement and the other Loan Documents in the singular, where the context so permits, shall be deemed to include the plural and vice versa. The definitions of words in the singular in this Agreement and the other Loan Documents shall apply to such words when used in the plural where the context so permits and vice versa.

         Section 11.14 Phrases. When used in this Agreement and the other Loan Documents, the phrase "including" shall mean "including, but not limited to," the phrase "satisfactory to Lender" shall mean "in form and substance satisfactory to Lender in all respects," the phrase "with Lender's consent" or "with Lender's approval" shall mean such consent or approval at Lender's discretion, and the phrase "acceptable to Lender" shall mean "acceptable to Lender at Lender's sole discretion."

         Section 11.15 Exhibits and Schedules. The exhibits and schedules attached to this Agreement are incorporated herein and shall be considered a part of this Agreement for the purposes stated herein.

         Section 11.16 Titles of Articles, Sections and Subsections. All titles or headings to articles, sections, subsections or other divisions of this Agreement and the other Loan Documents or the exhibits hereto and thereto are only for the convenience of the parties and shall not be construed to have any effect or meaning with respect to the other content of such articles, sections, subsections or other divisions, such other content being controlling as to the agreement between the parties hereto.

         Section 11.17 Promotional Material. Borrower authorizes Lender to issue press releases, advertisements and other promotional materials in connection with Lender's own promotional and marketing activities, and describing the Loan in general terms or in detail and Lender's participation in the Loan. All references to Lender contained in any press release, advertisement or promotional material issued by Borrower shall be approved in writing by Lender in advance of issuance.

         Section 11.18 Survival. All of the representations, warranties, covenants, and indemnities hereunder (including environmental matters under Article ), and under the indemnification provisions of the other Loan Documents shall survive the repayment in full of the Loan and the release of the liens evidencing or securing the Loan, and shall survive the transfer (by sale, foreclosure, conveyance in lieu of foreclosure or otherwise) of any or all right, title and interest in and to the Project to any party, whether or not an Affiliate of Borrower.

         Section 11.19 Waiver of Jury Trial. To the maximum extent permitted by law, Borrower and Lender hereby knowingly, voluntarily and intentionally waive the right to a trial by jury in respect of any litigation based hereon, arising out of, under or in connection with this Agreement or any other Loan Document, or any course of conduct, course of dealing, statement (whether verbal or written) or action of either party or any exercise by any party of their respective rights under the Loan Documents or in any way relating to the Loan or the Project (including, without limitation, any action to rescind or cancel this Agreement, and any claim or defense asserting that this Agreement was fraudulently induced or is otherwise void or voidable). This waiver is a material inducement for Lender to enter this Agreement.

         Section 11.20 Waiver of Punitive or Consequential Damages. Neither Lender nor Borrower shall be responsible or liable to the other or to any other Person for any punitive, exemplary or consequential damages which may be alleged as a result of the Loan or the transaction contemplated hereby, including any breach or other default by any party hereto.

         Section 11.21 Governing Law. The Loan Documents are being executed and delivered, and are intended to be performed, in the State and the laws of the State and of the United States of America shall govern the rights and duties of the parties hereto and the validity, construction, enforcement and interpretation of the Loan Documents, except to the extent otherwise specified in any of the Loan Documents.

         Section 11.22 Entire Agreement. This Agreement and the other Loan Documents embody the entire agreement and understanding between Lender and Borrower and supersede all prior agreements and understandings between such parties relating to the subject matter hereof and thereof. Accordingly, the Loan Documents may not be contradicted by evidence of prior, contemporaneous, or subsequent oral agreements of the parties. There are no unwritten oral agreements between the parties. If any conflict or inconsistency exists between the Commitment and this Agreement or any of the other Loan Documents, the terms of this Agreement and the other Loan Documents shall control.

     Section 11.23 Counterparts. This Agreement may be executed in multiple counterparts, each of which shall constitute an original, but all of which shall constitute one document.


                                   ARTICLE 12

                            LIMITATIONS ON LIABILITY

         Section 12.1 Limitation on Liability. Except as provided below, Borrower shall not be personally liable for amounts due or obligations to be performed under the Loan Documents. Borrower shall be personally liable to Lender for any deficiency, loss or damage suffered by Lender because of: (1) the failure to comply with provisions of the Loan Documents prohibiting the sale, transfer or encumbrance of the Project, any other collateral, or any direct or indirect ownership interest in Borrower; (2) the misapplication by Borrower or any Borrower Party of any funds derived from the Project, including security deposits, insurance proceeds and condemnation awards; (3) the fraud or misrepresentation by Borrower or any Borrower Party made in or in connection with the Loan Documents or the Loan; (4) Borrower's collection of rents more than two months in advance or entering into or modifying leases, or receipt of monies by Borrower or any Borrower Party in connection with the modification of any leases, in violation of this Agreement or any of the other Loan Documents, unless such rents or monies are applied for the benefit of the Project; (5) Borrower's failure to apply proceeds of rents or any other payments in respect of the leases and other income of the Project or any other collateral to the costs of maintenance and operation of the Project and to the payment of taxes, lien claims, insurance premiums, Debt Service and other amounts due under the Loan Documents; (6) Borrower's interference in violation of the Loan Documents with Lender's exercise of rights under the Assignment of Rents and Leases; (7) Borrower's failure to maintain insurance as required by this Agreement or to pay any taxes or assessments affecting the Project, but in each case only to the extent that Operating Revenues are sufficient therefor; (8) damage or destruction to the Project caused by the willful or grossly negligent acts or omissions of Borrower, its agents, employees, or contractors; (9) Borrower's obligations with respect to environmental matters under Article ; (10) Borrower's failure to pay for any loss, liability or expense (including attorneys' fees) incurred by Lender arising out of any claim or allegation made by or on behalf of Borrower, its successors or assigns, that this Agreement or the transactions contemplated by the Loan Documents establish a joint venture, partnership or other similar arrangement between Borrower and Lender; or (11) any brokerage commission or finder's fees claimed by, through or under Borrower in connection with the transactions contemplated by the Loan Documents. None of the foregoing limitations on the personal liability of Borrower shall modify, diminish or discharge the personal liability of (i) any Guarantor or (ii) any Joinder Party. Nothing herein shall be deemed to be a waiver of any right which Lender may have under Sections 506(a), 506(b), 1111(b) or any other provision of the United States Bankruptcy Code, as such sections may be amended, or corresponding or superseding sections of the Bankruptcy Amendments and Federal Judgeship Act of 1984, to file a claim for the full amount due to Lender under the Loan Documents or to require that all collateral shall continue to secure the amounts due under the Loan Documents.

         Section 12.2 Limitation on Liability of Lender's Officers, Employees, etc. Any obligation or liability whatsoever of Lender which may arise at any time under this Agreement or any other Loan Document shall be satisfied, if at all, out of the Lender's assets only. No such obligation or liability shall be personally binding upon, nor shall resort for the enforcement thereof be had to, the property of any of Lender's shareholders, directors, officers, employees or agents, regardless of whether such obligation or liability is in the nature of contract, tort or otherwise.


         EXECUTED as of the date first written above.


LENDER:             GENERAL ELECTRIC CAPITAL CORPORATION,
                         a New York corporation


                     By:
                          Paul Young, Senior Investment Manager



BORROWER:           RIVERSIDE PARK ASSOCIATES LIMITED
                        PARTNERSHIP, a Delaware limited partnership

                    By:      Winthrop Financial Associates,
                             A Limited Partnership,
                             a Maryland limited partnership,
                             its sole general partner


                    By:  ____________________________
                         Name:
                         Title:

                                     JOINDER


         By executing this Joinder (the "Joinder"), the undersigned ("Joinder Parties") jointly and severally guaranty the performance by Borrower of Borrower's obligations with respect to environmental matters under Article 4 of this Agreement, and all obligations and liabilities for which Borrower is personally liable under Section of this Agreement. This Joinder is a guaranty of full and complete payment and performance and not of collectability.

         1. Waivers. To the fullest extent permitted by applicable law, each Joinder Party waives all rights and defenses of sureties, guarantors, accommodation parties and/or co-makers and agrees that its obligations under this Joinder shall be primary, absolute and unconditional, and that its obligations under this Joinder shall be unaffected by any of such rights or defenses, including:

     (a) the unenforceability of any Loan Document against Borrower and/or any Guarantor or other Joinder Party;

                  (b) any release or other action or inaction taken by Lender with respect to the collateral, the Loan, Borrower, any Guarantor and/or other Joinder Party, whether or not the same may impair or destroy any subrogation rights of any Joinder Party, or constitute a legal or equitable discharge of any surety or indemnitor;

                  (c) the existence of any collateral or other security for the Loan, and any requirement that Lender pursue any of such collateral or other security, or pursue any remedies it may have against Borrower, any Guarantor and/or any other Joinder Party;

                  (d) any requirement that Lender provide notice to or obtain a Joinder Party's consent to any modification, increase, extension or other amendment of the Loan, including the guaranteed obligations;

     (e) any right of subrogation (until payment in full of the Loan, including the guaranteed obligations, and the expiration of any applicable preference period for fraudulent conveyance claims);

                  (f)      (intentionally omitted);

                  (g) any payment by Borrower to Lender if such payment is held to be a preference or fraudulent conveyance under bankruptcy laws or Lender is otherwise required to refund such payment to Borrower or any other party; and

     (h) any voluntary or involuntary bankruptcy, receivership, insolvency, reorganization or similar proceeding affecting Borrower or any of its assets.

     2. Agreements. Each Joinder Party further represents, warrants and agrees that:

     (a) The obligations under this Joinder are enforceable against each such party and are not subject to any defenses, offsets or counterclaims;

     (b) The provisions of this Joinder are for the benefit of Lender and its successors and assigns;

                  (c) Lender shall have the right to (i) renew, modify, extend or accelerate the Loan, (ii) pursue some or all of its remedies against Borrower, any Guarantor or any Joinder Party, (iii) add, release or substitute any collateral for the Loan or party obligated thereunder, and (iv) release Borrower, any Guarantor or any Joinder Party from liability, all without notice to or consent of any Joinder Party (or other Joinder Party) and without affecting the obligations of any Joinder Party (or other Joinder Party) hereunder;

                  (d) Each Joinder Party covenants and agrees to furnish to Lender, within one hundred twenty (120) days after the end of each fiscal year of such Joinder Party, a current (as of the end of such fiscal year) balance sheet of such Joinder Party, in scope and detail satisfactory to Lender, certified by the chief financial representative of such Joinder Party and, if required by Lender, prepared on a review basis and certified by an independent public accountant satisfactory to Lender; and

                  (e) To the maximum extent permitted by law, each Joinder Party hereby knowingly, voluntarily and intentionally waives (i) the right to a trial by jury in respect of any litigation based hereon, and (ii) all rights accorded each Joinder Party under Sections 49-25 and 49-26 of the Virginia Code. This waiver is a material inducement to Lender to enter into this Agreement.


         This Joinder shall be governed by the laws of the State of Virginia.

         Executed as of September ___, 1996.

JOINDER PARTIES:                            WINTHROP FINANCIAL ASSOCIATES,
                                    A Limited Partnership,
                                    a Maryland limited partnership

                                    By:
                                         Name:
                                         Title:

                                    EXHIBIT A

                          LEGAL DESCRIPTION OF PROJECT




                                  Exhibit A - 1

                                    EXHIBIT B

                                     BUDGET

                                    EXHIBIT C

                              AMORTIZATION SCHEDULE

                                  SCHEDULE 2.1

                               ADVANCE CONDITIONS


         Part A - Initial Advance
         Part B - General Conditions
         Part C - Improvements Advances
         Part D - Leasing Commission Advances

                     PART A. CONDITIONS TO INITIAL ADVANCE.

         The initial advance of the Loan shall be subject to the terms of the Commitment, and Lender's receipt, review, approval and/or confirmation of the following, at Borrower's cost and expense, each in form and content satisfactory to Lender in its sole discretion:

1. The Loan Documents, executed by Borrower and, as applicable, each Borrower Party.

2. The commitment fee of $470,000 in cash, receipt of which is acknowledged.

         3. An ALTA (or equivalent) mortgagee policy of title insurance in the maximum amount of the Loan, with reinsurance and endorsements as Lender may require, containing no exceptions to title (printed or otherwise) which are unacceptable to Lender, and insuring that the Mortgage is a first-priority Lien on the Project and related collateral.

         4. All documents evidencing the formation, organization, valid existence, good standing, and due authorization of and for Borrower and each Borrower Party for the execution, delivery, and performance of the Loan Documents by Borrower and each Borrower Party.

         5. Legal opinions issued by counsel for Borrower and each Borrower Party, opining as to the due organization, valid existence and good standing of Borrower and each Borrower Party, and the due authorization, execution, delivery, enforceability and validity of the Loan Documents with respect to, Borrower and each Borrower Party; that the Loan, as reflected in the Loan Documents and the Commitment, is not usurious; to the extent that Lender is not otherwise satisfied, that the Project and its use is in full compliance with all legal requirements; that the Loan Documents do not create or constitute a partnership, a joint venture or a trust or fiduciary relationship between Borrower and Lender; and as to such other matters as Lender and Lender's counsel reasonably may specify.

6. Current Uniform Commercial Code searches for Borrower, Winthrop and the immediately preceding owner of the Project.

7. Evidence of insurance as required by this Agreement, and conforming in all respects to the requirements of Lender.

         8. A current "as-built" survey of the Project, dated or updated to a date not earlier than thirty (30) days prior to the date hereof, certified to Lender and such title insurer, prepared by a licensed surveyor acceptable to Lender and the issuer of the title insurance, and conforming to Lender's current standard survey requirements.


                                Schedule 2.1 - 1

         9. A current engineering report or architect's certificate with respect to the Project, covering, among other matters, inspection of heating and cooling systems, roof and structural details and showing no failure of compliance with building plans and specifications, applicable legal requirements (including requirements of the Americans with Disabilities Act) and fire, safety and health standards. As requested by Lender, such report shall also include an assessment of the Project's tolerance for earthquake and seismic activity.

         10.      A current Site Assessment.

         11. A current rent roll of the Project, certified by Borrower or the current owner of the Project. Such rent roll shall include the following information: (a) tenant names; (b) unit/suite numbers; (c) area of each demised premises and total area of the Project (stated in net rentable square feet); (d) rental rate (including escalations) (stated in gross amount and in amount per net rentable square foot per year); (e) lease term (commencement, expiration and renewal options); (f) expense pass-throughs; (g) cancellation/termination provisions; (h) security deposit; and (i) material operating covenants and co-tenancy clauses. In addition, Borrower shall provide Lender with a copy of the standard lease form to be used by Borrower in leasing space in the Project, and, at Lender's request, true and correct copies of all leases of the Project.

12. A copy of the management agreement for the Project, certified by Borrower as being true, correct and complete.

         13. Borrower's deposit with Lender of the amount required by Lender to impound for taxes and assessments under Article and to fund any other required escrows or reserves.

         14. Evidence that the Project and the operation thereof comply with all legal requirements, including that all requisite certificates of occupancy, building permits, and other licenses, certificates, approvals or consents required of any governmental authority have been issued without variance or condition and that there is no litigation, action, citation, injunctive proceedings, or like matter pending or threatened with respect to the validity of such matters. At Lender's request, Borrower shall furnish Lender with a zoning endorsement to Lender's title insurance policy, zoning letters from applicable municipal agencies, and utility letters from applicable service providers.

         15. No change shall have occurred in the financial condition of Borrower or any Borrower Party or in the Net Operating Income of the Project, or in the financial condition of any major or anchor tenant, which would have, in Lender's judgment, a material adverse effect on the Project or on Borrower's or any Borrower Party's ability to repay the Loan or otherwise perform its obligations under the Loan Documents.

         16. No condemnation or adverse zoning or usage change proceeding shall have occurred or shall have been threatened against the Project; the Project shall not have suffered any significant damage by fire or other casualty which has not been repaired; no law, regulation, ordinance, moratorium, injunctive proceeding, restriction, litigation, action, citation or similar proceeding or matter shall have been enacted, adopted, or threatened by any governmental authority, which would have, in Lender's judgment, a material adverse effect on Borrower, any Borrower Party or the Project.

         17. The annualized Net Operating Income of the Project equals or exceeds $5,603,000 from leases of not more than 95% physical occupancy and 84% economic occupancy of the Project, after application of a management fee of not less than 4% of Operating Revenues and annual reserves for replacements of $300 per unit.

                                Schedule 2.1 - 2

18. The cost of refinancing the Project is at least $38,000,000, including all closing costs and related fees.

19. Borrower's cash equity in the Project is at least $20,000,000, exclusive of any proceeds of the Loan.

         20. All fees and commissions payable to real estate brokers, mortgage brokers, or any other brokers or agents in connection with the Loan or the acquisition of the Project have been paid, such evidence to be accompanied by any waivers or indemnifications deemed necessary by Lender.

         21. The Budget showing total costs relating to closing of the proposed transaction, all uses of the initial advance, and amounts allocated for future advances (if any).

         22.   Payment  of  Lender's   costs  and   expenses  in   underwriting,
documenting, and closing the transaction, including fees and expenses of Lender's inspecting engineers, consultants, and outside counsel.

23. Such other documents or items as are required by the Commitment or as Lender or its counsel reasonably may require.

24. The representations and warranties contained in this Loan Agreement and in all other
Loan Documents are true and correct.

     25. No Potential Default or Event of Default shall have occurred or exist.

         26.      The Interest Rate Cap Agreement.

                           PART B. GENERAL CONDITIONS

         Each advance of the Loan following the initial advance shall be subject to Lender's receipt, review, approval and/or confirmation of the following, each in form and content satisfactory to Lender in its sole discretion:

     1. There shall exist no Potential Default or Event of Default (currently and after giving effect to the requested advance).

     2. The representations and warranties contained in this Loan Agreement and in all other Loan Documents are true and correct.

         3. Such advance shall be secured by the Loan Documents, subject only to those exceptions to title approved by Lender at the time of Loan closing, as evidenced by title insurance endorsements satisfactory to Lender.

         4. Borrower shall have paid Lender's costs and expenses in connection with such advance (including title charges, and costs and expenses of Lender's inspecting engineer and attorneys).

         5. No change shall have occurred in the financial condition of Borrower or any Borrower Party, or in the Net Operating Income of the Project, which would have, in Lender's reasonable judgment, a material adverse effect on the Loan, the Project, or Borrower's or any Borrower Party's ability to perform its obligations under the Loan Documents.

                                Schedule 2.1 - 3

         6. No condemnation or adverse, as determined by Lender, zoning or usage change proceeding shall have occurred or shall have been threatened against the Project; the Project shall not have suffered any damage by fire or other casualty which has not been repaired or is not being restored in accordance with this Agreement; no law, regulation, ordinance, moratorium, injunctive proceeding, restriction, litigation, action, citation or similar proceeding or matter shall have been enacted, adopted, or threatened by any governmental authority, which would have, in Lender's judgment, a material adverse effect on the Project or Borrower's or any Borrower Party's ability to perform its obligations under the Loan Documents.

         7. Lender shall have no obligation to make any additional advance for less than $10,000, except for the final additional advance, or to make advances more often than once in any one-month period, or to make any advance for Repair Work after 12 months of the date of this Agreement.

         8. At the option of Lender each advance request shall be submitted to Lender at least ten (10) Business Days prior to the date of the requested advance.

         9. Borrower shall immediately deposit all proceeds of the Loan advanced by Lender in a separate and exclusive account to be used solely for the purposes specified in this Agreement and in Borrower's advance request and, upon Lender's request, shall promptly furnish Lender with evidence thereof.

                          PART C. IMPROVEMENTS ADVANCES

         Additional advances shall be made to finance capital improvements and tenant improvements on the following terms and conditions:

         1. Each request for such an advance shall specify the amount requested, shall be on forms satisfactory to Lender, and shall be accompanied by appropriate invoices, bills paid affidavits, lien waivers, title updates, endorsements to the title insurance, and other documents as may be required by Lender. Such advances may be made, at Lender's election, either: (a) in reimbursement for expenses paid by Borrower, or (b) for payment of expenses incurred and invoiced but not yet paid by Borrower, or (c) with respect to tenant improvements, by funding allowances for tenant improvements undertaken to be constructed by tenants and completed in accordance with leases. Lender, at its option and without further direction from Borrower, may disburse any improvements advance to the Person to whom payment is due or through an escrow satisfactory to Lender. Borrower hereby irrevocably directs and authorizes Lender to so advance the proceeds of the Loan. All sums so advanced shall constitute advances of the Loan and shall be secured by the Loan Documents. Any improvements advance for such purpose shall be part of the Loan and shall be secured by the Loan Documents. Lender may, at Borrower's expense, conduct an audit, inspection, or review of the Project to confirm the amount of the requested improvements advance.

         2. Borrower shall have submitted and Lender shall have approved (a) the improvements to be constructed, (b) the plans and specifications for such improvements, which plans and specifications may not be changed without Lender's prior written consent, and (c) if requested by Lender, each contract or subcontract for an amount in excess of $10,000 for the performance of labor or the furnishing of materials for such improvements.

     3. Borrower shall have submitted and Lender shall have approved the time schedule for completing the capital improvements or the tenant improvements. After Lender's approval of a detailed budget, such budget may not be changed without Lender's prior written consent. If the estimated cost

                                Schedule 2.1 - 4
of such improvements exceeds the unadvanced portion of the amount allocated for such improvements in the approved budget, then Borrower shall provide such security as Lender may require to assure the lien-free completion of improvements before the scheduled completion date.

         4. All improvements constructed by Borrower prior to the date an improvements advance is requested shall be completed to the satisfaction of Lender and Lender's engineer and in accordance with the plans and budget for such improvements, as approved by Lender, and all legal requirements.

         5. Borrower shall not use any portion of any improvements advance for payment of any other cost except as specifically set forth in a request for advance approved by Lender in writing.

         6. Each improvements advance, except for a final improvements advance, shall be in the amount of actual costs incurred less ten percent (10%) of such costs as retainage to be advanced as part of a final improvements advance.

         7. Lender shall not under any circumstances be obligated to make any improvements advance for Repair Work after twelve (12) months from the date of this Agreement.

         8. No funds will be advanced for materials stored at the Project unless Borrower furnishes Lender satisfactory evidence that such materials are properly stored and secured at the Project.



                                Schedule 2.1 - 5

                                  SCHEDULE 2.2

                                   INDEX RATES


         "Libor Rate" shall mean the U.S. Dollar rate (rounded upward to the nearest one-sixteenth of one percent) listed on page 3750 (i.e., the Libor page) of the Telerate News Services titled "British Banker Association Interest Settlement Rates" for a designated maturity of one (1) month determined as of 11:00 a.m. London Time on the second (2nd) full Eurodollar Business Day next preceding the first day of each month with respect to which interest is payable under the Loan (unless such date is not a Business Day in which event the next succeeding Eurodollar Business Day which is also a Business Day will be used). If the Telerate News Services (a) publishes more than one (1) such Libor Rate, the average of such rates shall apply, or (b) ceases to publish the Libor Rate, then the Libor Rate shall be determined from such substitute financial reporting service as Lender in its discretion shall determine. The term "Eurodollar
Business Day", shall mean any day on which banks in the City of London are generally open for interbank or foreign exchange transactions.



                                Schedule 2.2 - 1

                                  SCHEDULE 2.3

                          CAPITAL IMPROVEMENTS RESERVE


         1. Capital Improvements Reserve. On the first day of each month commencing November 1, 1996, Borrower shall deposit into a reserve with Lender $30,550 (the "Capital Improvements Reserve"). The Capital Improvements reserve will be held by Lender without interest and may be commingled with Lender's own funds. The Capital Improvement Reserve shall be advanced by Lender to Borrower for capital improvements and capital repairs to the Project, as reasonably approved by Lender; however, funds in the Capital Improvements Reserve shall not be available for financing any of the Repair Work contemplated by the Budget or for any Renovation Work. Borrower grants to Lender a security interest in all funds on deposit in the Capital Improvements Reserve. While an Event of Default or while a Potential Default of a monetary nature exists, Lender shall not be obligated to advance to Borrower any portion of the Capital Improvements Reserve, and while an Event of Default exists, Lender shall be entitled, without notice to Borrower, to apply any funds in the Capital Improvements Reserve to satisfy Borrower's obligations under the Loan Documents. Borrower and Lender shall meet annually on a date selected by Lender to establish monthly, quarterly, and annual budgets for capital expenditures for the Project for the succeeding calendar year (the "Capital Expenditures Budget"). The Capital Expenditures Budget shall be based on the previous year's experience and an assessment of anticipated future needs, and shall be subject in all respects to Lender's approval, which approval shall not be unreasonably withheld and shall be deemed to have been given with respect to any Capital Budget Expenditures item which is not disapproved by Lender within ten (10) Business Days after Lender's receipt of Borrower's proposed Capital Expenditures Budget. The Capital Improvements Reserve shall be advanced in accordance with the conditions for improvements advances under Schedule 2.1.



                                Schedule 2.3 - 1

                              LIST OF DEFINED TERMS

                                                                                                           Page No.
Lender   .......................................................................................................  1
Borrower .......................................................................................................  1
Adjusted Operating Expenses.....................................................................................  1
Adjusted Operating Revenues.....................................................................................  1
Affiliate.......................................................................................................  1
Agreement.......................................................................................................  1
Assignment of Rents and Leases..................................................................................  1
Borrower Party..................................................................................................  1
Budget   .......................................................................................................  1
Business Day....................................................................................................  2
Cash on Cash Return.............................................................................................  2
Commitment......................................................................................................  2
Contract Rate...................................................................................................  2
Debt     .......................................................................................................  2
Debt Service....................................................................................................  2
Debt Service Coverage...........................................................................................  2
Default Rate....................................................................................................  2
Environmental Laws..............................................................................................  2
Event of Default................................................................................................  2
Guarantors......................................................................................................  2
Guaranty .......................................................................................................  2
Hazardous Materials.............................................................................................  2
Joinder Party...................................................................................................  3
Lien     .......................................................................................................  3
Loan     .......................................................................................................  3
Loan Documents..................................................................................................  3
Loan Year.......................................................................................................  3
Maturity Date...................................................................................................  3
Mortgage .......................................................................................................  3
Net Cash Flow...................................................................................................  3
Net Operating Income............................................................................................  3
Note     .......................................................................................................  3
Operating Expenses..............................................................................................  3
Operating Revenues..............................................................................................  4
Person   .......................................................................................................  4
Potential Default...............................................................................................  4
Project  .......................................................................................................  4
Single Purpose Entity...........................................................................................  4
Site Assessment.................................................................................................  5
State    .......................................................................................................  5
Environmental Laws.............................................................................................. 10
Hazardous Materials............................................................................................. 10
Bankruptcy Party................................................................................................ 20
Joinder  ....................................................................................................... 30
GECC Composite Commercial Paper Rate...............................................................Schedule 2.2 - 1
Average Interest Expense...........................................................................Schedule 2.2 - 1
GECC Composite Commercial Paper....................................................................Schedule 2.2 - 1

                                                 List - 1



Libor Rate.........................................................................................Schedule 2.2 - 1
Capital Improvements Reserve.......................................................................Schedule 2.3 - 1
Capital Expenditures Budget........................................................................Schedule 2.3 - 1


E:\FHH\GECC\RIVERSID\LOAN-AGM.3
March 27, 1997

                                 Exhibit 10(b)

                                 PROMISSORY NOTE


$47,000,000                                                  September ___, 1996

         For value received, RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP, a Delaware limited partnership ("Borrower"), promises and agrees to pay to the order of GENERAL ELECTRIC CAPITAL CORPORATION, a New York corporation ("Lender"), in lawful money of the United States of America, the principal sum of $47,000,000 or so much thereof as may be outstanding under the Loan Agreement of even date herewith between Borrower and Lender (the "Loan Agreement"), with interest on the unpaid principal sum owing thereunder at the rate or rates or in the amounts computed in accordance with the Loan Agreement, together with the Repayment Fee and all other amounts due Lender under the Loan Agreement, all payable in the manner and at the time or times provided in the Loan Agreement. Capitalized terms used herein, but not defined, shall have the meanings assigned to them in the Loan Agreement.

         If not sooner due and payable in accordance with the Loan Agreement, Borrower shall pay to Lender all amounts due and unpaid under the Loan Agreement on September 27, 2001, or on any earlier Maturity Date as set forth in the Loan Agreement. Unless otherwise specified in writing by Lender, all payments hereunder shall be paid to Lender at GECC Commercial Real Estate Finance, P.O. Box 8500- 6840, Philadelphia, Pennsylvania 19178-6840. Lender reserves the right to require any payment on this Note, whether such payment is a regular installment, prepayment or final payment, to be by wired federal funds or other immediately available funds.

         Borrower, co-makers, sureties, endorsers and guarantors, and each of them, expressly waive, except as required by the Loan Documents, demand and presentment for payment, notice of nonpayment, protest, notice of protest, notice of dishonor, notice of intent to accelerate the maturity hereof, notice of the acceleration of the maturity hereof, bringing of suit and diligence in taking any action to collect amounts called for hereunder and in the handling of securities at any time existing in connection herewith; such parties are and shall be jointly, severally, directly and primarily liable for the payment of all sums owing and to be owing hereon, regardless of and without any notice, diligence, act or omission as or with respect to the collection of any amount called for hereunder or in connection with any right, lien, interest or property at any and all times had or existing as security for any amount called for hereunder.

         This Note evidences all advances made, interest due and all amounts otherwise owed to Lender under the Loan Agreement. This Note is executed in conjunction with the Loan Agreement and is secured by the liens and security interests created under the Loan Documents (including those arising under the Mortgage). Reference is made to the Loan Agreement for provisions relating to repayment of the indebtedness evidenced by this Note, including mandatory repayment, acceleration following default, late charges, default rate of interest, limitations on interest, and restrictions on prepayment.

         Borrower's liability hereunder is subject to the limitation on liability provisions of Article 12 of the Loan Agreement. This Note shall be construed in accordance with and governed by the laws of the Commonwealth of Virginia and of the United States of America.

         Executed as of the date first written above.


                         RIVERSIDE PARK ASSOCIATES LIMITED
                         PARTNERSHIP, a Delaware limited
                            partnership

                         By:      Winthrop Financial Associates,
                                  A Limited Partnership,
                                  a Maryland limited partnership,
                                  its sole general partner


                         By:  ____________________________
                              Name:
                              Title:


         Identification: This is to certify that this is the Note described in the Deed of Trust, Security Agreement and Fixture Filing to Frank H. Henneburg and Jeffry R. Dwyer, Trustees, of even date (the "Deed of Trust") on the property located in Fairfax County, Virginia, described therein, on an obligation to General Electric Capital Corporation. This Note and the Deed of Trust securing the same were executed in my presence.


                              ----------------------------
                               Notary Public
[NOTARIAL SEAL]

         My Commission Expires:  _________________



E:\FHH\GECC\RIVERSID\PROM-NTE
MARCH 27, 1997

                                 Exhibit 10(c)

--------------------------------------------------------------------------------
THIS IS A CREDIT LINE DEED OF TRUST within the meaning of Section 55-58.2 of the Code of Virginia (1950), as amended. For purpose of and to the extent required by such section, (i) the name of the noteholder secured by this Deed of Trust is General Electric Capital Corporation; (ii) the address at which communications may be mailed or delivered to such noteholder is 292 Long Ridge Road, Stamford, Connecticut 06927; and (iii) the maximum amount of principal to be secured at any one time is $47,470,000.
--------------------------------------------------------------------------------

                       After recording, please return to:

                    Akin, Gump, Strauss, Hauer & Feld, L.L.P.
                         1333 New Hampshire Avenue, N.W.
                                    Suite 400
                             Washington, D.C. 20036

                          Attention: Frank H. Henneburg

                             This  instrument  was  prepared  by the above named
attorney.


              DEED OF TRUST, SECURITY AGREEMENT AND FIXTURE FILING


         This Deed of Trust, Security Agreement and Fixture Filing (this "Deed of Trust") is executed as of September ___, 1996, by RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP, a Delaware limited partnership ("Grantor"), whose address for notice hereunder is c/o Winthrop Financial Associates, A Limited Partnership, One International Place, Boston, Massachusetts 02110, Attention:
Jeffrey D. Furber, to FRANK H. HENNEBURG, a resident of Arlington, Virginia, and JEFFRY R. DWYER, a resident of Orange County, Virginia (together, the "Trustee"), whose address for notice hereunder is c/o Akin, Gump, Strauss, Hauer & Feld, L.L.P., 1333 New Hampshire Avenue, N.W., Suite 400, Washington, D.C. 20036, for the benefit of GENERAL ELECTRIC CAPITAL CORPORATION, a New York corporation ("Beneficiary"), whose address for notice is 292 Long Ridge Road, Stamford, Connecticut 06927, Attn: Legal Operations - Commercial Real Estate.


                                    ARTICLE 1

                                   DEFINITIONS

     Section 1.1 Definitions. As used herein, the following terms shall have the following ----------- meanings:

                  "Indebtedness": The sum of all (1) principal, interest and other amounts due under or secured by the Loan Documents, (2) principal, interest, and other amounts which may hereafter be loaned by Beneficiary, its successors or assigns, to or for the benefit of the owner of the Mortgaged Property, when evidenced by a promissory note or other instrument which, by its terms, is secured hereby, (3) a Repayment Fee (as such term is defined in the Loan Agreement) in the amount of Four Hundred Seventy Thousand Dollars ($470,000), and (4) all other indebtedness, obligations and liabilities now or hereafter existing of any kind of Grantor to Beneficiary under documents which recite that they are intended to be secured by this Deed of Trust.

                  "Loan Documents": The (1) Loan Agreement of even date between Grantor and Beneficiary (the "Loan Agreement"), (2) Promissory Note of even date, executed by Grantor, payable to the order of Beneficiary, in the stated principal amount of $47,000,000 (the "Note"), which matures on September 27, 2001, (3) this Deed of Trust, (4) all other documents now or hereafter executed by Grantor, or any other person or entity to evidence or secure the payment of the Indebtedness or the performance of the Obligations, and (5) all modifications, restatements, extensions, renewals and replacements of the foregoing.

                  "Mortgaged  Property":  (1) the  real  property  described  in
Exhibit A, together with any greater estate therein as hereafter may be acquired by Grantor (the "Land"), (2) all buildings, structures and other improvements, now or at any time situated, placed or constructed upon the Land (the "Improvements"), (3) all materials, supplies, equipment, apparatus and other items of personal property now owned or hereafter acquired by Grantor and now or hereafter attached to, installed in or used in connection with any of the Improvements or the Land, and water, gas, electrical, storm and sanitary sewer facilities and all other utilities whether or not situated in easements (the "Fixtures"), and (4) all right, title and interest of Grantor in and to (i) all goods, accounts, general intangibles, instruments, documents, chattel paper and all other personal property of any kind or character, including such items of personal property as defined in the UCC, now owned or hereafter acquired by Grantor and now or hereafter affixed to, placed upon, used in connection with, arising from or otherwise related to the Land and Improvements or which may be used in or relating to the planning, development, financing or operation of the Mortgaged Property, including, without limitation, furniture, furnishings, equipment, machinery, money, insurance proceeds, accounts, contract rights, trademarks, goodwill, chattel paper, documents, trade names (exclusive of any name including the name "Winthrop"), licenses and/or franchise agreements, rights of Grantor under leases of Fixtures or other personal property or equipment, inventory, all refundable, returnable or reimbursable fees, deposits or other funds or evidences of credit or indebtedness deposited by or on behalf of Grantor with any governmental authorities, boards, corporations, providers of utility services, public or private, including specifically, but without limitation, all refundable, returnable or reimbursable tap fees, utility deposits, commitment fees and development costs (the "Personalty"), (ii) all reserves, escrows or impounds required under the Loan Agreement, and all deposit accounts maintained by Grantor or Beneficiary with respect to the Mortgaged Property, (iii) all plans, specifications, shop drawings and other technical descriptions prepared for construction, repair or alteration of the Improvements, and all amendments and modifications thereof (the "Plans"), (iv) all leases, subleases, licenses, concessions, occupancy agreements or other agreements (written or oral, now or at any time in effect) which grant a possessory interest in, or the right to use, all or any part of the Mortgaged Property, together with all related security and other deposits (the "Leases"),
(v) all of the rents, revenues, income, proceeds, profits, security and other types of deposits, and other benefits paid or payable by parties to the Leases other than Grantor for using, leasing, licensing, possessing, operating from, residing in, selling or otherwise enjoying the Mortgaged Property (the "Rents"),
(vi)  all  other  agreements,   such  as  construction  contracts,   architects'
agreements, engineers' contracts, utility contracts, maintenance agreements, management agreements, service contracts, permits, licenses, certificates and entitlements in any way relating to the development, construction, use, occupancy, operation, maintenance, enjoyment, acquisition or ownership of the Mortgaged Property (the "Property Agreements"), (vii) all rights, privileges, tenements, hereditaments, rights-of-way, easements, appendages and appurtenances appertaining to the foregoing, and all right, title and interest, if any, of Grantor in and to any streets, ways, alleys, strips or gores of land adjoining the Land or any part thereof, (viii) all accessions, replacements and substitutions for any of the foregoing and all proceeds thereof, (ix) all insurance policies, unearned premiums therefor and proceeds from such policies covering any of the above property now or hereafter acquired by Grantor, (x) all mineral, water, oil and gas rights now or hereafter acquired and relating to all or any part of the Mortgaged Property, (xi) any awards, remunerations, reimbursements, settlements or compensation heretofore made or hereafter to be made by any governmental authority pertaining to the Land, Improvements, Fixtures or Personalty, and
(xii) all interest rate cap or similar interest rate protection agreements now or hereafter relating to the Indebtedness (collectively, the "Interest Rate Cap Agreement"), together with all other instruments, documents or chattel paper related to the Interest Rate Cap Agreement or representing proceeds therefrom. As used in this Deed of Trust, the term "Mortgaged Property" shall mean all or, where the context permits or requires, any portion of the above or any interest therein.

                  "Obligations": All of the agreements, covenants, conditions, warranties, representations and other obligations (other than to repay the Indebtedness) made or undertaken by Grantor or any other person or entity to Beneficiary, Trustee or others as set forth in the Loan Documents.

                  "Permitted Encumbrances": The outstanding liens, easements, restrictions, security interests and other exceptions to title set forth in the policy of title insurance insuring the lien of this Deed of Trust, together with the liens and security interests in favor of Beneficiary created by the Loan Documents.

                  "UCC":  The Uniform  Commercial  Code of the  Commonwealth  of
Virginia or, if the creation, perfection and enforcement of any security interest herein granted is governed by the laws of a state other than Virginia, then, as to the matter in question, the Uniform Commercial Code in effect in that state.

                                    ARTICLE 2

                                      GRANT

         Section 2.1 Grant. To secure the full and timely payment of the Indebtedness and the full and timely performance of the Obligations, Grantor GRANTS, BARGAINS, SELLS and CONVEYS the Mortgaged Property to Trustee, subject, however, to the Permitted Encumbrances, TO HAVE AND TO HOLD, IN TRUST, WITH POWER OF SALE, and Grantor does hereby bind itself, its successors and assigns to WARRANT AND FOREVER DEFEND the title to the Mortgaged Property unto Trustee.


                                    ARTICLE 3

                    WARRANTIES, REPRESENTATIONS AND COVENANTS

         Grantor warrants, represents and covenants to Beneficiary as follows:

         Section 3.1 Title to Mortgaged Property and Lien of this Instrument. Grantor owns the Mortgaged Property free and clear of any liens, claims or interests, except the Permitted Encumbrances. This Deed of Trust creates valid, enforceable first priority liens and security interests against the Mortgaged Property.

         Section 3.2 First Lien Status. Grantor shall preserve and protect the first lien and security interest status of this Deed of Trust and the other Loan Documents. If any lien or security interest other than the Permitted Encumbrances is asserted against the Mortgaged Property, Grantor shall promptly, and at its expense, (a) give Beneficiary a detailed written notice of such lien or security interest (including origin, amount and other terms), and
(b) pay the underlying claim in full or take such other action so as to cause it to be released or contest the same in compliance with the requirements of the Loan Agreement (including the requirement of providing a bond or other security satisfactory to Beneficiary).

     Section 3.3 Payment and Performance. Grantor shall pay the Indebtedness when due under the Loan Documents and shall perform the Obligations in full when they are required to be performed.

         Section 3.4 Replacement of Fixtures and Personalty. Grantor shall not, without the prior written consent of Beneficiary, permit any of the Fixtures or Personalty to be removed at any time from the Land or Improvements, unless the removed item is removed temporarily for maintenance and repair or, if removed permanently, is obsolete and is replaced by an article of equal or better suitability and value, owned by Grantor subject to the liens and security interests of this Deed of Trust and the other Loan Documents, and free and clear of any other lien or security interest except such as may be first approved in writing by Beneficiary.

         Section 3.5 Maintenance of Rights of Way, Easements and Licenses. Grantor shall maintain all rights of way, easements, grants, privileges, licenses, certificates, permits, entitlements, and franchises necessary for the use of the Mortgaged Property and will not, without the prior consent of Beneficiary, consent to any public restriction (including any zoning ordinance) or private restriction as to the use of the Mortgaged Property. Grantor shall comply with all restrictive covenants affecting the Mortgaged Property, and all zoning ordinances and other public or private restrictions as to the use of the Mortgaged Property.

         Section 3.6 Inspection. Grantor shall permit Trustee and Beneficiary, and their agents, representatives and employees, upon reasonable prior notice to Grantor, to inspect the Mortgaged Property and conduct such environmental and engineering studies as Beneficiary may require, provided that such inspections and studies shall not materially interfere with the use and operation of the Mortgaged Property.

         Section 3.7 Other Covenants. All of the covenants in the Loan Agreement are incorporated herein by reference and, together with covenants in this Article , shall be covenants running with the land. The covenants set forth in the Loan Agreement include, among other provisions and as specifically provided in the Loan Agreement: (a) the prohibition against the further sale, transfer or encumbering of any of the Mortgaged Property, (b) the obligation to pay when due all taxes on the Mortgaged Property or assessed against Beneficiary with respect to the Loan, (c) the right of Beneficiary to inspect the Mortgaged Property, (d) the obligation to keep the Mortgaged Property insured as Beneficiary may require, (e) the obligation to comply with all legal requirements (including environmental laws), maintain the Mortgaged Property in good condition, and promptly repair any damage or casualty, and (f) except as otherwise permitted under the Loan Agreement, the obligation of Grantor to obtain Beneficiary's consent prior to entering into, modifying or taking other actions with respect to Leases.

         Section          3.8       Condemnation Awards and Insurance Proceeds.

                  (a) Condemnation Awards. Grantor assigns all awards and compensation for any condemnation or other taking, or any purchase in lieu thereof, to Beneficiary and authorizes Beneficiary to collect and receive such awards and compensation and to give proper receipts and acquittances therefor, subject to the terms of the Loan Agreement.

                  (b) Insurance Proceeds. Grantor assigns to Beneficiary all proceeds of any insurance policies insuring against loss or damage to the Mortgaged Property. Grantor authorizes Beneficiary to collect and receive such proceeds and authorizes and directs the issuer of each of such insurance policies to make payment for all such losses directly to Beneficiary, instead of to Grantor and Beneficiary jointly.

                                    ARTICLE 4

                             DEFAULT AND FORECLOSURE

         Section 4.1 Remedies. If an Event of Default (as defined in the Loan Agreement) exists, Beneficiary may, at Beneficiary's election and by or through Trustee or otherwise, exercise any or all of the following rights, remedies and recourses:

                  (a) Acceleration. Declare the Indebtedness to be immediately due and payable, without (except as provided in the Loan Documents) further notice, presentment, protest, notice of intent to accelerate, notice of acceleration, demand or action of any nature whatsoever (each of which hereby is expressly waived by Grantor), whereupon the same shall become immediately due and payable.

                  (b) Entry on Mortgaged Property. Enter the Mortgaged Property and take exclusive possession thereof and of all books, records and accounts relating thereto. If Grantor remains in possession of the Mortgaged Property after an Event of Default and without Beneficiary's prior written consent, Beneficiary may invoke any legal remedies to dispossess Grantor.

                  (c) Operation of Mortgaged Property. Hold, lease, develop, manage, operate or otherwise use the Mortgaged Property upon such terms and conditions as Beneficiary may deem reasonable under the circumstances (making such repairs, alterations, additions and improvements and taking other actions, from time to time, as Beneficiary deems necessary or desirable), and apply all Rents and other amounts collected by Trustee in connection therewith in accordance with the provisions of Section .

                  (d) Foreclosure and Sale. Cause the Trustee to execute the power of sale granted by this Deed of Trust to sell the Mortgaged Property at public auction to the highest bidder in strict accordance with all notice, advertisement and other applicable laws of the Commonwealth of Virginia. Grantor agrees that in addition to all other remedies and rights provided for in this Deed of Trust, this Deed of Trust shall be construed to impose and confer upon the parties hereto, and Beneficiary hereunder, all duties, rights and obligations prescribed in Section 55-59 et seq. of the Code of Virginia and in effect as of the date of the acknowledgement hereof, and further to incorporate herein the following provisions, by the short-term references below, of Sections 55-59 et seq. and 55-60 of the Code of Virginia:

                                EXEMPTIONS WAIVED

                         SUBJECT TO [C]ALL UPON DEFAULT

                  RENEWAL, EXTENSION OR REINSTATEMENT PERMITTED

                       ADVERTISEMENT REQUIRED ONCE A WEEK
                          FOR TWO SUCCESSIVE WEEKS IN A
                NEWSPAPER PUBLISHED OR HAVING GENERAL CIRCULATION
                       IN THE COUNTY OF FAIRFAX, VIRGINIA,

                       SUBSTITUTION OF TRUSTEE PERMITTED.

The Trustee shall deliver to the purchaser at any such trustee's sale its deed, without warranty, or in such other form as may be required by applicable law, which shall convey to the purchaser the interest in the property which the Grantor has or has the power to convey at the time of the execution of this Deed of Trust, and such as it may have acquired hereafter. The Trustee's deed shall recite the facts showing that the sale was conducted in compliance with all the requirements of law and of this Deed of Trust, which recital shall be prima facie evidence of such compliance and conclusive evidence thereof in favor of bona fide purchasers and encumbrancers for value. At any such sale (i) whether made under the power herein contained, the UCC, any other legal requirement or by virtue of any judicial proceedings or any other legal right, remedy or recourse, it shall not be necessary for Trustee to be physically present at or to have constructive possession of the Mortgaged Property (Grantor shall deliver to Trustee any portion of the Mortgaged Property not actually or constructively possessed by Trustee immediately upon demand by Trustee), and the title to and right of possession of any such property shall pass to the purchaser thereof as completely as if Trustee had been actually present and delivered to purchaser at such sale, (ii) each instrument of conveyance executed by Trustee shall contain a special warranty of title, binding upon Grantor, (iii) each recital contained in any instrument of conveyance made by Trustee shall conclusively establish the truth and accuracy of the matters recited therein, including, without limitation, nonpayment of the Indebtedness, advertisement and conduct of such sale in the manner provided herein and otherwise by law, and appointment of any successor Trustee hereunder, (iv) any prerequisites to the validity of such sale shall be conclusively presumed to have been performed, (v) the receipt of Trustee or other party making the sale shall be a sufficient discharge to the purchaser or purchasers for his or their purchase money and no such purchaser or purchasers, or his or their assigns or personal representatives, shall thereafter be obligated to see to the application of such purchase money or be in any way answerable for any loss, misapplication or nonapplication thereof, and (vi) to the fullest extent permitted by law, Grantor shall be completely and irrevocably divested of all of its right, title, interest, claim, equity, equity of redemption, and demand whatsoever, either at law or in equity, in and to the property sold and such sale shall be a perpetual bar both at law and in equity against Grantor, and against all other persons claiming or to claim the property sold or any part thereof, by, through or under Grantor. Beneficiary may be a purchaser at such sale and if Beneficiary is the highest bidder, may credit the portion of the purchase price that would be distributed to Beneficiary against the Indebtedness in lieu of paying cash. Any such sale of Personalty shall be made in accordance with Chapter 9 of the UCC relating to the sale of collateral after default by a debtor (as such laws now exist or may be hereafter amended or succeeded), or by any other present or subsequent articles or enactments relating to same. With respect to any notices required or permitted under the UCC, Grantor agrees that ten (10) days' prior written notice shall be deemed commercially reasonable.

                  (e) Receiver. Make application to a court of competent jurisdiction for, and obtain from such court as a matter of strict right and without notice to Grantor or regard to the adequacy of the Mortgaged Property for the repayment of the Indebtedness, the appointment of a receiver of the Mortgaged Property, and Grantor irrevocably consents to such appointment. Any such receiver shall have all the usual powers and duties of receivers in similar cases, including the full power to rent, maintain and otherwise operate the Mortgaged Property upon such terms as may be approved by the court, and shall apply such Rents in accordance with the provisions of Section .

                  (f) Other. Exercise all other rights, remedies and recourses granted under the Loan Documents or otherwise available at law or in equity (including an action for specific performance of any covenant contained in the Loan Documents, or a judgment on the Note either before, during or after any proceeding to enforce this Deed of Trust).

         Section 4.2 Separate Sales. The Mortgaged Property may be sold in one or more parcels and in such manner and order as Trustee, in his sole discretion, may elect; the right of sale arising out of any Event of Default shall not be exhausted by any one or more sales.

         Section 4.3 Remedies Cumulative, Concurrent and Nonexclusive. Beneficiary shall have all rights, remedies and recourses granted in the Loan Documents and available at law or equity (including the UCC), which rights (a) shall be cumulative and concurrent, (b) may be pursued separately, successively or concurrently against Grantor or others obligated under the Note and the other Loan Documents, or against the Mortgaged Property, or against any one or more of them, at the sole discretion of Beneficiary, (c) may be exercised as often as occasion therefor shall arise, and the exercise or failure to exercise any of them shall not be construed as a waiver or release thereof or of any other right, remedy or recourse, and (d) are intended to be, and shall be, nonexclusive. No action by Beneficiary or Trustee in the enforcement of any rights, remedies or recourses under the Loan Documents or otherwise at law or equity shall be deemed to cure any Event of Default.

         Section 4.4 Release of and Resort to Collateral. Beneficiary may release, regardless of consideration and without the necessity for any notice to a consent by the holder of any subordinate lien on the Mortgaged Property, any part of the Mortgaged Property without, as to the remainder, in any way impairing, affecting, subordinating or releasing the lien or security interests created in or evidenced by the Loan Documents or their stature as a first and prior lien and security interest in and to the Mortgaged Property. For payment of the Indebtedness, Beneficiary may resort to any other security in such order and manner as Beneficiary may elect.

         Section 4.5 Waiver of Redemption, Notice and Marshalling of Assets. To the fullest extent permitted by law, Grantor hereby irrevocably and unconditionally waives and releases (a) all benefit that might accrue to Grantor by virtue of any present or future law or judicial decision exempting the Mortgaged Property from attachment, levy or sale on execution or providing for any appraisement, valuation, stay of execution, exemption from civil process, redemption or extension of time for payment, (b) except as required by the Loan Documents, all notices of any Event of Default or of Trustee's election to exercise or his actual exercise of any right, remedy or recourse provided for under the Loan Documents, and (c) any right to a marshalling of assets or a sale in inverse order of alienation.

         Section 4.6 Discontinuance of Proceedings. If Beneficiary shall have proceeded to invoke any right, remedy or recourse permitted under the Loan
Documents and shall thereafter elect to discontinue or abandon it for any reason, Beneficiary shall have the unqualified right to do so and, in such an event, Grantor and Beneficiary shall be restored to their former positions with respect to the Indebtedness, the Obligations, the Loan Documents, the Mortgaged Property and otherwise, and the rights, remedies, recourses and powers of Beneficiary shall continue as if the right, remedy or recourse had never been invoked, but no such discontinuance or abandonment shall waive any Event of Default which may then exist or the right of Beneficiary thereafter to exercise any right, remedy or recourse under the Loan Documents for such Event of Default.

         Section 4.7 Application of Proceeds. The proceeds of any sale of, and the Rents and other amounts generated by the holding, leasing, management, operation or other use of the Mortgaged Property, shall be applied by Beneficiary or Trustee (or the receiver, if one is appointed) in the following order unless otherwise required by applicable law:

                  (a) to the payment of the costs and expenses of taking possession of the Mortgaged Property and of holding, using, leasing, repairing, improving and selling the same, including, without limitation (1) trustee's and receiver's fees and expenses, (2) court costs, (3) attorneys' and accountants' fees and expenses, (4) costs of advertisement, and (5) the payment of all ground rent, real estate taxes and assessments, except any taxes, assessments, or other charges subject to which the Mortgaged Property shall have been sold;

                  (b) to the payment of all amounts (including interest), other than the unpaid principal balance of the Note and accrued but unpaid interest, which may be due to Beneficiary under the Loan Documents;

     (c) to the payment of the Indebtedness and performance of the Obligations in such manner and order of preference as Beneficiary in its sole discretion may determine; and

     (d) the balance, if any, to the payment of the persons legally entitled thereto.

         Section  4.8  Occupancy  After   Foreclosure.   The  purchaser  at  any
foreclosure sale pursuant to Section shall become the legal owner of the Mortgaged Property. All occupants of the Mortgaged Property shall, at the option of such purchaser, become tenants of the purchaser at the foreclosure sale and shall deliver possession thereof immediately to the purchaser upon demand. It shall not be necessary for the purchaser at said sale to bring any action for possession of the Mortgaged Property other than the statutory action of forcible detainer in any justice court having jurisdiction over the Mortgaged Property.

     Section 4.9 Additional  Advances and  Disbursements;  Costs of Enforcement.
-----------------------------------------------------------

                  (a) If any Event of Default exists, Beneficiary shall have the right, but not the obligation, to cure such Event of Default in the name and on behalf of Grantor. All sums advanced and expenses incurred at any time by Beneficiary under this Section , or otherwise under this Deed of Trust or any of the other Loan Documents or applicable law, shall bear interest from the date that such sum is advanced or expense incurred, to and including the date of reimbursement, computed at the Default Rate (as defined in the Loan Agreement), and all such sums, together with interest thereon, shall be secured by this Deed of Trust.

                  (b) Grantor shall pay all expenses (including reasonable attorneys' fees and expenses) of or incidental to the perfection and enforcement of this Deed of Trust and the other Loan Documents, or the enforcement, compromise or settlement of the Indebtedness or any claim under this Deed of Trust and the other Loan Documents, and for the curing thereof, or for defending or asserting the rights and claims of Beneficiary in respect thereof, by litigation or otherwise.

         Section 4.10 No Mortgagee in Possession. Neither the enforcement of any of the remedies under this Article , the assignment of the Rents and Leases under Article , the security interests under Article , nor any other remedies afforded to Beneficiary under the Loan Documents, at law or in equity shall cause Beneficiary or Trustee to be deemed or construed to be a mortgagee in possession of the Mortgaged Property, to obligate Beneficiary or Trustee to lease the Mortgaged Property or attempt to do so, or to take any action, incur any expense, or perform or discharge any obligation, duty or liability whatsoever under any of the Leases or otherwise.


                                    ARTICLE 5

                         ASSIGNMENT OF RENTS AND LEASES

         Section 5.1 Assignment. Grantor acknowledges and confirms that it has executed and delivered to Beneficiary an Assignment of Rents and Leases of even date (the "Assignment of Rents and Leases"), intending that such instrument create a present, absolute assignment to Beneficiary of the Leases and Rents. Without limiting the intended benefits or the remedies provided under the Assignment of Rents and Leases, Grantor hereby assigns to Beneficiary, as further security for the Indebtedness and the Obligations, the Leases and Rents. While any Event of Default exists, Beneficiary shall be entitled to exercise any or all of the remedies provided in the Assignment of Rents and Leases and in Article hereof, including the right to have a receiver appointed. If any conflict or inconsistency exists between the assignment of the Rents and the Leases in this Deed of Trust and the absolute assignment of the Rents and the Leases in the Assignment of Rents and Leases, the terms of the Assignment of Rents and Leases shall control.

         Section 5.2 No Merger of Estates. So long as any part of the Indebtedness and the Obligations secured hereby remains unpaid and undischarged, the fee and leasehold estates to the Mortgaged Property shall not merge, but shall remain separate and distinct, notwithstanding the union of such estates either in Grantor, Beneficiary, any lessee or any third party by purchase or otherwise.


                                    ARTICLE 6

                               SECURITY AGREEMENT

         Section 6.1 Security Interest. This Deed of Trust constitutes a "Security Agreement" on personal property within the meaning of the UCC and other applicable law with respect to the Personalty, Fixtures, Plans, Leases, Rents and Property Agreements. To this end, Grantor grants to Trustee and Beneficiary, a first and prior security interest in the Personalty, Fixtures, Plans, Leases, Rents and Property Agreements and all other Mortgaged Property which is personal property to secure the payment of the Indebtedness and performance of the Obligations, and agrees that Beneficiary shall have all the rights and remedies of a secured party under the UCC with respect to such property. Any notice of sale, disposition or other intended action by Beneficiary with respect to the Personalty, Fixtures, Plans, Leases, Rents and Property Agreements sent to Grantor at least ten (10) days prior to any action under the UCC shall constitute reasonable notice to Grantor.

         Section 6.2 Financing Statements. Grantor shall execute and deliver to Beneficiary, in form and substance satisfactory to Beneficiary, such financing statements and such further assurances as Beneficiary may, from time to time, reasonably consider necessary to create, perfect and preserve Beneficiary's security interest hereunder and Beneficiary may cause such statements and assurances to be recorded and filed, at such times and places as may be required or permitted by law to so create, perfect and preserve such security interest. Grantor's chief executive office is in the State of Massachusetts at the address set forth in the first paragraph of this Deed of Trust.

         Section 6.3 Fixture Filing. This Deed of Trust shall also constitute a "fixture filing" for the purposes of the UCC against all of the Mortgaged Property which is or is to become fixtures. Information concerning the security interest herein granted may be obtained at the addresses of Debtor (Grantor) and Secured Party (Beneficiary) as set forth in the first paragraph of this Deed of Trust.


                                    ARTICLE 7

                             CONCERNING THE TRUSTEE

         Section 7.1 Certain Rights. With the approval of Beneficiary, Trustee shall have the right to select, employ and consult with counsel. Trustee shall have the right to rely on any instrument, document or signature authorizing or supporting any action taken or proposed to be taken by him hereunder, believed by him in good faith to be genuine. Trustee shall be entitled to reimbursement for actual, reasonable expenses incurred by him in the performance of his duties. Grantor shall, from time to time, pay the compensation due to Trustee hereunder and reimburse Trustee for, and indemnify, defend and save Trustee harmless against, all liability and reasonable expenses which may be incurred by him in the performance of his duties, including those arising from the joint, concurrent, or comparative negligence of Trustee; however, Grantor shall not be liable under such indemnification to the extent such liability or expenses result solely from Trustee's gross negligence or willful misconduct hereunder. Grantor's obligations under this Section shall not be reduced or impaired by principles of comparative or contributory negligence.

         Section 7.2 Retention of Money. All moneys received by Trustee shall, until used or applied as herein provided, be held in trust for the purposes for which they were received, but need not be segregated in any manner from any other moneys (except to the extent required by law), and Trustee shall be under no liability for interest on any moneys received by him hereunder.

         Section 7.3 Successor Trustees. If Trustee or any successor Trustee shall die, resign or become disqualified from acting in the execution of this trust, or Beneficiary shall desire to appoint a substitute Trustee, Beneficiary shall have full power to appoint one or more substitute Trustees and, if preferred, several substitute Trustees in succession who shall succeed to all the estates, rights, powers and duties of Trustee. Such appointment may be executed by any authorized agent of Beneficiary, and as so executed, such appointment shall be conclusively presumed to be executed with authority, valid and sufficient, without further proof of any action.

         Section 7.4 Perfection of Appointment. Should any deed, conveyance or instrument of any nature be required from Grantor by any successor Trustee to more fully and certainly vest in and confirm to such successor Trustee such estates, rights, powers and duties, then, upon request by such Trustee, all such deeds, conveyances and instruments shall be made, executed, acknowledged and delivered and shall be caused to be recorded and/or filed by Grantor.

         Section 7.5 Trustee Liability. In no event or circumstance shall Trustee or any substitute Trustee hereunder be personally liable under or as a result of this Deed of Trust, either as a result of any action by Trustee (or any substitute Trustee) in the exercise of the powers hereby granted or otherwise.

                                    ARTICLE 8

                                  MISCELLANEOUS

         Section 8.1 Notices. Any notice required or permitted to be given under this Deed of Trust shall be in writing and either shall be mailed by certified mail, postage prepaid, return receipt requested, or sent by overnight air courier service, or personally delivered to a representative of the receiving party, or sent by telecopy (provided an identical notice is also sent simultaneously by mail, overnight courier, personal delivery or otherwise as provided in this Section ). All such communications shall be mailed, sent or delivered, addressed to the party for whom it is intended at its address set forth on the first page of this Deed of Trust. Any communication so addressed and mailed shall be deemed to be given when actually delivered to or refused by the intended addressee, and any communication so delivered in person shall be deemed to be given when receipted for by, or actually received by, or refused by, Beneficiary or Grantor, as the case may be. If given by telecopy, a notice shall be deemed given and received when the telecopy is transmitted to the party's telecopy number specified in the Loan Agreement and confirmation of complete receipt is received by the transmitting party during normal business hours or on the next Business Day if not confirmed during normal business hours, and an identical notice is also sent simultaneously by mail, overnight courier, or personal delivery as otherwise provided in this Section . Any party may designate a change of address by written notice to the other by giving at least ten (10) days prior written notice of such change of address.

         Section 8.2 Covenants Running with the Land. All Obligations contained in this Deed of Trust are intended by Grantor, Beneficiary and Trustee to be, and shall be construed as, covenants running with the Mortgaged Property. As used herein, "Grantor" shall refer to the party named in the first paragraph of this Deed of Trust and to any subsequent owner of all or any portion of the Mortgaged Property (without in any way implying that Beneficiary has or will consent to any such conveyance or transfer of the Mortgaged Property). All persons or entities who may have or acquire an interest in the Mortgaged Property shall be deemed to have notice of, and be bound by, the terms of the Loan Agreement and the other Loan Documents; however, no such party shall be entitled to any rights thereunder without the prior written consent of Beneficiary.

         Section 8.3 Attorney-in-Fact. Grantor hereby irrevocably appoints Beneficiary and its successors and assigns, as its attorney-in-fact, which agency is coupled with an interest, (a) to execute and/or record any notices of completion, cessation of labor, or any other notices that Beneficiary deems appropriate to protect Beneficiary's interest, if Grantor shall fail to do so within ten (10) days after written request by Beneficiary, (b) upon the issuance of a deed pursuant to the foreclosure of this Deed of Trust or the delivery of a deed in lieu of foreclosure, to execute all instruments of assignment, conveyance or further assurance with respect to the Leases, Rents, Personalty, Fixtures, Plans and Property Agreements in favor of the grantee of any such deed and as may be necessary or desirable for such purpose, (c) to prepare, execute and file or record financing statements, continuation statements, applications for registration and like papers necessary to create, perfect or preserve Beneficiary's security interests and rights in or to any of the collateral, and
(d) while any Event of Default exists, to perform any obligation of Grantor hereunder; however: (1) Beneficiary shall not under any circumstances be obligated to perform any obligation of Grantor; (2) any sums advanced by Beneficiary in such performance shall be added to and included in the Indebtedness and shall bear interest at the Default Rate; (3) Beneficiary as such attorney-in-fact shall only be accountable for such funds as are actually received by Beneficiary; and (4) Beneficiary shall not be liable to Grantor or any other person or entity for any failure to take any action which it is empowered to take under this Section.

         Section 8.4 Successors and Assigns. This Deed of Trust shall be binding upon and inure to the benefit of Beneficiary and Grantor and their respective successors and assigns. Grantor shall not, without the prior written consent of Beneficiary, assign any rights, duties or obligations hereunder.

         Section 8.5 No Waiver. Any failure by Trustee or Beneficiary to insist upon strict performance of any of the terms, provisions or conditions of the Loan Documents shall not be deemed to be a waiver of same, and Trustee or Beneficiary shall have the right at any time to insist upon strict performance of all of such terms, provisions and conditions.

         Section 8.6 Subrogation. To the extent proceeds of the Note have been used to extinguish, extend or renew any indebtedness against the Mortgaged Property, then Beneficiary shall be subrogated to all of the rights, liens and interests existing against the Mortgaged Property and held by the holder of such indebtedness and such former rights, liens and interests, if any, are not waived, but are continued in full force and effect in favor of Beneficiary.

     Section 8.7 Loan Agreement. If any conflict or inconsistency exists between this Deed of Trust and the Loan Agreement, the Loan Agreement shall govern.

         Section 8.8 Release or Reconveyance. Upon payment in full of the Indebtedness and performance in full of the Obligations, Beneficiary, at Grantor's expense, shall release the liens and security interests created by this Deed of Trust or reconvey the Mortgaged Property to Grantor.

         Section 8.9 Waiver of Stay, Moratorium and Similar Rights. Grantor agrees, to the full extent that it may lawfully do so, that it will not at any time insist upon or plead or in any way take advantage of any appraisement, valuation, stay, marshalling of assets, extension, redemption or moratorium law now or hereafter in force and effect so as to prevent or hinder the enforcement of the provisions of this Deed of Trust or the indebtedness secured hereby, or any agreement between Grantor and Beneficiary or any rights or remedies of Beneficiary.

     Section 8.10 Limitation on Liability. Grantor's liability hereunder is subject to the limitation on liability provisions of Article 12 of the Loan Agreement.

         Section 8.11 Obligations of Grantor, Joint and Several. If more than one person or entity has executed this Deed of Trust as "Grantor," the obligations of all such persons or entities hereunder shall be joint and several.

     Section 8.12 Governing Law. This Deed of Trust shall be governed by the laws of the Commonwealth of Virginia.

         Section 8.13 Deed to Secure Future Advances. This Deed of Trust is given wholly or partially to secure present obligations and future advances and future obligations which may, from time to time, be incurred hereunder. The maximum principal amount, including present and future obligations, which may be secured by this Deed of Trust at any one time is Forty-Seven Million Four Hundred Seventy Thousand Dollars ($47,470,000).

         Section 8.14 Headings. The Article, Section and Subsection titles hereof are inserted for convenience of reference only and shall in no way alter, modify or define, or be used in construing, the text of such Articles, Sections or Subsections.

         Section 8.15 Entire Agreement. This Deed of Trust and the other Loan Documents embody the entire agreement and understanding between Beneficiary and Grantor and supersede all prior agreements and understandings between such parties relating to the subject matter hereof and thereof. Accordingly, the Loan Documents may not be contradicted by evidence of prior, contemporaneous or subsequent oral agreements of the parties. There are no unwritten oral agreements between the parties.


         EXECUTED as of the date first above written.

                                    RIVERSIDE PARK ASSOCIATES LIMITED
                                    PARTNERSHIP, a Delaware limited
                                    partnership

                                    By:     Winthrop Financial Associates,
                             A Limited Partnership,
                                            a Maryland limited partnership,
                            its sole general partner



                                            By:  ____________________________
                                                 Name:
                                                 Title:

-------------------------                            )
                                    ) ss:
-------------------------                            )

         On    the    _____    day    of    September,    1996,    before    me,
_______________________, the undersigned officer, personally appeared , of Winthrop Financial Associates, A Limited Partnership, a Maryland limited partnership ("Winthrop"), which is the sole general partner of Riverside Park Associates Limited Partnership, a Delaware limited partnership ("Riverside"), and acknowledged the foregoing instrument to be the act and deed of Winthrop, and that he executed and delivered the same on behalf of Winthrop as the sole general partner of Riverside.

         Given under my hand and notarial seal this ____ day of September, 1996.



                                                    ----------------------------
                                                           Notary Public
[NOTARIAL SEAL]

My commission expires:  _____________________

                                    EXHIBIT A

                               [Legal Description]




E:\FHH\GECC\RIVERSID\DOTSA&FF
MARCH 27, 1997
                                       A-1