Form 10QSB
period 1997-03-31
RIVERSIDE PARK ASSOCIATES LP
filed 1997-05-15
CIK 813812

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                 FORM 10-QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1997            Commission File Number 0-15740



                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP
      (exact name of small business issuer as specified in its charter)

               Delaware                                  04-2924048
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

  One International Place, Boston, MA                      02110
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code     (617) 330-8600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           YES  X        NO ___

                  Riverside Park Associates Limited Partnership

BALANCE SHEETS

                                                                                                          December
                                                                                     March 31,                 31,
                                                                                          1997                1996
                                                                                   (Unaudited)           (Audited)
                                                                              ----------------    ----------------
                                     ASSETS

Investment in Real Estate
    Land                                                                      $      6,357,764    $      6,357,564
    Building improvements and personal property                                     66,233,242          66,162,838
                                                                              ----------------    ----------------

                                                                                    72,591,006          72,520,402
    Less accumulated depreciation                                                   29,646,497          28,930,286
                                                                              ----------------    ----------------

                                                                                    42,944,509          43,590,116

    Cash and cash equivalents                                                        2,207,162           3,011,885
    Mortgage reserves held in escrow                                                   454,700             181,850
    Prepaid and other assets                                                            39,286             542,719
    Deferred costs, net of accumulated
     amortization of $129,649 and $82,956,
     respectively                                                                    1,276,386           1,320,779
                                                                              ----------------    ----------------

Total Assets                                                                  $     46,922,043    $     48,647,349
                                                                              ================    ================


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
    Mortgage payable                                                          $     46,593,967    $     46,736,982
    Accrued interest - mortgage                                                        326,997             326,997
    Accounts payable                                                                    28,310             167,445
    Accrued expenses                                                                   299,426             145,313
    Tenants' security deposits liability                                               156,304             193,116
                                                                              ----------------    ----------------

Total Liabilities                                                                   47,405,004          47,569,853
                                                                              ----------------    ----------------
Partners' Capital
    Limited partners capital, 566 units
      authorized and outstanding,                                                      663,382           2,177,025

    General partner's capital                                                       (1,146,343)         (1,099,529)
                                                                              ----------------    ----------------

Total Partners' Capital                                                               (482,961)          1,077,496
                                                                              ----------------    ----------------

Total Liabilities and Partners' Capital                                       $     46,922,043    $     48,647,349
                                                                              =================   ================

                  Riverside Park Associates Limited Partnership

                        See Notes to Financial Statements


PART 1 - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
STATEMENTS OF OPERATIONS

                                                                                    1997                1996
For the three months ended March 31, 1997 and 1996                              (Unaudited)         (Unaudited)
------------------------------------------------------------------------------------------------- ----------------
Income

    Rental                                                                   $       2,378,569  $        2,425,975
    Interest on short-term investments                                                  39,036              21,467
    Other                                                                              278,916             247,811
                                                                              ----------------    ----------------
                                                                                     2,696,521           2,695,253
                                                                              ----------------    ----------------

Expenses
    Leasing                                                                             84,220              88,768
    General & administrative                                                            34,381              53,727
    Management Fees                                                                    149,125             144,464
    Utilities                                                                          302,647             319,837
    Repairs & maintenance                                                              214,731             224,340
    Insurance                                                                           55,802              59,276
    Taxes                                                                              180,779             182,326
                                                                              ----------------    ----------------
       Total operating expenses                                                      1,021,685           1,072,738

Other expenses
    Depreciation                                                                       716,211             730,122
    Amortization                                                                        46,693              65,000
    Interest expense                                                                   959,581             946,898
    Other expenses                                                                      54,047             220,609
                                                                              ----------------    ----------------
       Total expenses                                                                2,798,217           3,035,367
                                                                              ----------------    ----------------

Net loss                                                                     $        (101,696) $         (340,114)
                                                                              ================    ================

Net loss allocated to general partner                                        $          (3,051) $          (10,203)
                                                                              ================    ================

Net loss allocated to limited partner                                        $         (98,645) $         (329,911)
                                                                              ================    ================


Net loss per unit outstanding - limited partners                             $            (174) $             (583)
                                                                              ================    ================

Weighted average number of units outstanding                                               566                 566
                                                                              ================    ================

                  Riverside Park Associates Limited Partnership

STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------- ----------------
For the three months ended                                                          1997                1996
March 31, 1997 and 1996                                                         (Unaudited)         (Unaudited)
------------------------------------------------------------------------------------------------- ----------------
Cash flow from operating activities:
    Net loss                                                                 $        (101,696) $         (340,114)
    Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
      Depreciation                                                                     716,211             730,122
      Amortization                                                                      46,693              65,000
      Changes in assets and liabilities:
         Decrease (increase) in prepaid and other assets                               503,433          (1,061,967)
         Increase in accounts payable and accrued expenses                              14,977             442,211
         (Decrease) increase in tenants security deposits                              (36,812)              2,058
         Increase in mortgage reserves held in escrow                                 (272,850)                  -
                                                                              ----------------    ----------------
Net cash provided by (used in) operating activities                                    869,956            (162,690)
                                                                              ----------------    ----------------
Cash flows from investing activities:
    Acquisition of and improvements to property                                        (70,603)           (203,589)
    Additions to deferred cost                                                          (2,300)           (260,001)
                                                                              ----------------    ----------------

Net cash used in investing activities                                                  (72,903)           (463,590)
                                                                              ----------------    ----------------
    Principal payments on mortgage note                                               (143,015)           (126,838)
    Distributions to partners                                                       (1,458,761)                  -
                                                                              ----------------    ----------------
Net cash used in financing activities                                               (1,601,776)           (126,838)
                                                                              ----------------    ----------------
Net decrease in cash and cash equivalents                                             (804,723)           (753,118)


Cash and cash equivalents, beginning of period                                       3,011,885           2,752,859
                                                                              ----------------    ----------------
Cash and cash equivalents, ending                                            $       2,207,162  $        1,999,741
                                                                              ================    ================
Supplemental disclosure of cash flow information:
Cash paid for interest                                                       $         959,581  $          946,898
                                                                             =================  ==================

                      See notes to financial statements

                  Riverside Park Associates Limited Partnership

                        See Notes to Financial Statements

STATEMENT OF CHANGES IN PARTNERS CAPITAL

-----------------------------------------------------------------------------------------------------------------
For the three months ended                                   General             Limited
March 31, 1997 and 1996                                     partners'           partners'             Total
(Unaudited)                                                  capital             capital             capital
-----------------------------------------------------------------------------------------------------------------
Balance December 31, 1996                              $       (1,099,529) $        2,177,025  $        1,077,496
Net loss                                                           (3,051)            (98,645)           (101,696)
Distributions                                                     (43,763)         (1,414,998)         (1,458,761)
                                                        -----------------   -----------------   -----------------
Balance, March 31, 1997                                $       (1,146,343) $          663,382  $         (482,961)
                                                        =================   =================   =================

Balance December 31, 1995                              $         (952,194) $       11,324,006  $       10,371,812
Net loss                                                          (10,203)           (329,911)           (340,114)
                                                        -----------------   -----------------   -----------------
Balance, March 31, 1996                                $         (962,397) $       10,994,095  $       10,031,698
                                                       ==================  ==================  ==================


                        See notes to financial statements

                  Riverside Park Associates Limited Partnership


NOTES TO FINANCIAL STATEMENTS
March 31, 1997

(Unaudited)

1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's latest annual report on Form 10-K.

The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1997.

2.       TAXABLE INCOME

The Partnership's results of operations on a tax basis are expected to differ from net loss for financial reporting purposes primarily due to the accounting differences in the recognition of depreciation and amortization.

3.       RELATED PARTY TRANSACTIONS

The Partnership paid an affiliate of the general partner property management fees of $102,665 and $103,114 for the three months ended March 31, 1997 and 1996, respectively. An Investor Service fee of $46,460 for the three months ended March 31, 1997 and $41,350 for the three months ended March 31, 1996 was also paid to an affiliate of the general partner. This fee increases annually by 6%.

                  Riverside Park Associates Limited Partnership

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

The Washington, D.C., area apartment market is stable and remains competitive. The Partnership continues to make capital improvements to the property to enhance its competitiveness within the local market. The Partnership spent $70,603 on capital improvements during the first quarter of 1997 compared to $203,589 in the first quarter of 1996. Improvements include common area hallway renovations and individual HVAC system replacements. As of March 31, 1997, the Partnership had a cash balance of approximately $2,661,862, including $454,700 that is being held by the lender in a reserve account to complete unit renovations.

The Property's mortgage loan is evidenced by a promissory note payable by the Partnership to GECC and secured by a mortgage in favor of GECC on the Property in the amount of $47,000,000. The mortgage loan bears interest at the rate of LIBOR plus 2.75%, requiring monthly payments of principal and interest totaling $367,532. The mortgage loan matures in September 2001, at which time a balloon payment of the remaining outstanding principal balance will be due.

Results of Operations

The Partnership's net loss declined from $340,114 for the three months ended March 31, 1996 to $101,696 for the three months ended March 31, 1997. Excluding non-cash items such as depreciation and amortization, however, the partnership's property has generated positive cash flow, which the Partnership used to make improvements to the property, pay debt service on the loan encumbering the property, and provide distributions to the partners.

The Partnership's revenue increased from $2,695,253 to $2,696,521, or by 1%, for the first quarter of 1997 compared to the first quarter of 1996. Rental Income was 1% higher reflecting an increase average occupancy to 98% in the quarter ended March 31, 1997 compared to 96% for the same quarter in 1996. The improved occupancy was partially offset by a decrease in average rental charges from $692 per unit to $677 per unit in 1997.

The direct operating costs of the Partnership's property declined by 5% or $51,053 from $1,072,738 for the quarter ended March 31, 1996 to $1,021,685 for the March 31, 1997 quarter. The cost savings were primarily as a result of lower leasing, general and adminstrative utilities, and repairs and maintenance expenses, and property taxes. The Partnership's depreciation and amortization expense categories were consistent with the results for the same period in 1996.

Interest expense increased from $946,898 for the quarter ended March 31, 1996 to $959,581 for the quarter ended March 31, 1997 as a result of the higher debt balance outstanding.

Other expenses decreased from $220,609 to $54,047 in the first quarter of 1997 primarily as a result of a nonrecurring litigation expense of $180,000 in 1996.


The results of operations in future quarters may differ from the results of operations for the quarter ended March 31, 1997, due to inflation and changing economic conditions which could affect occupancy levels, rental rates and operating expenses.

                  Riverside Park Associates Limited Partnership

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     a)     Ex. 27 - Financial Data Schedule

     b) Reports on Form 8-k. No Report on Form 8-k was required to be filed during this period.

                  Riverside Park Associates Limited Partnership

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

                      RIVERSIDE PARK ASSOCIATES

                      LIMITED PARTNERSHIP

                      By:  Winthrop Financial Associates, A Limited Partnership
                        Its General Partner

Date: May 13, 1997    By:  /s/Edward V. Williams
                          -----------------------
                          Edward V. Williams
                          Chief Financial Officer

Date: May 13, 1997    By:  /s/Richard J. McCready
                          ------------------------
                          Richard J. McCready
                          Chief Executive Officer