Form 10QSB
period 1997-06-30
RIVERSIDE PARK ASSOCIATES LP
filed 1997-08-14
CIK 813812

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June  30, 1997             Commission File Number 0-15740
                      --------------                                    -------


                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP
       -----------------------------------------------------------------
       (exact name of small business issuer as specified in its charter)

               Delaware                                   04-2924048
  -------------------------------          ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

  One International Place, Boston, MA                               02110
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (617) 330-8600
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X        NO
                                  -----        -----

                 Riverside Park Associates Limited Partnership

BALANCE SHEETS

----------------------------------------------------------------------------------------------
                                                               June 30,          December 31,
                                                                 1997                1996
                                                              (Unaudited)          (Audited)
----------------------------------------------------------------------------------------------
                                    ASSETS

Investment in Real Estate
    Land                                                      $  6,357,564        $  6,357,564
    Building improvements and personal property                 66,466,597          66,162,838
                                                              ------------        ------------
                                                                72,824,161          72,520,402

    Less accumulated depreciation                               30,362,708          28,930,286
                                                              ------------        ------------

                                                                42,461,453          43,590,116

    Cash and cash equivalents                                    2,414,149           3,011,885
    Mortgage reserves held in escrow                               727,550             181,850
    Prepaid and other assets                                       116,922             542,719
    Deferred costs, net of accumulated
     amortization of $176,342 and $82,956, respectively          1,229,693           1,320,779
                                                              ------------        ------------

Total Assets                                                  $ 46,949,767        $ 48,647,349
                                                              ============        ============


LIABILITIES AND PARTNERS' CAPITAL

Liabilities
    Mortgage payable                                          $ 46,450,951        $ 46,736,982
    Accrued interest - mortgage                                    326,564             326,997
    Accounts payable                                               147,875             167,445
    Accrued expenses                                               467,372             145,313
    Tenants' security deposits liability                           219,597             193,116
                                                              ------------        ------------

Total Liabilities                                               47,612,359          47,569,853
                                                              ------------        ------------

Partners' Capital
    Limited partners capital, 566 units
      authorized and outstanding,                                  489,140           2,177,025

    General partner's capital                                   (1,151,732)         (1,099,529)
                                                              ------------        ------------

Total Partners' Capital                                           (662,592)          1,077,496
                                                              ------------        ------------

Total Liabilities and Partners' Capital                       $ 46,949,767        $ 48,647,349
                                                              ============        ============

                       See notes to financial statements
                                     - 2 -

                 Riverside Park Associates Limited Partnership

PART 1 - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------
                                               Three months ended June 30             Six months ended June 30
For the six and three months ended June           1997               1996              1997               1996
30, 1997 and 1996                             (Unaudited)        (Unaudited)        (Unaudited)       (Unaudited)
------------------------------------------------------------------------------------------------------------------
Income
      Rental                                  $ 2,527,437        $ 2,404,893        $ 4,906,006        $ 4,830,868
      Interest on short-term
        investments                                30,081             21,046             69,117             42,513
      Other                                       244,804            273,084            523,720            520,895
                                              -----------        -----------        -----------        -----------
                                                2,802,322          2,699,023          5,498,843          5,394,276

Expenses
      Leasing                                      51,567             52,508             96,843            103,718
      Payroll and Benefits                        144,534            152,291            307,248            324,706
      General & administrative                     13,709             19,733             30,416             41,665
      Management Fees                             162,042            150,661            311,167            295,125
      Utilities                                   249,606            233,202            552,253            553,039
      Repairs & maintenance                       237,434            234,777            376,389            387,247
      Insurance                                    41,991             41,941             83,983             83,882
      Taxes                                       198,189            173,821            378,968            342,290
                                              -----------        -----------        -----------        -----------
         Total operating expenses               1,099,072          1,058,934          2,137,267          2,131,672

Other expenses
      Depreciation                                716,211            748,032          1,432,422          1,478,154
      Amortization                                 46,693             38,817             93,386            103,817
      Interest expense                            991,650          1,203,722          1,951,231          2,150,620
      Other expenses                              128,327             35,460            165,864            256,069
                                              -----------        -----------        -----------        -----------
         Total expenses                         2,981,953          3,084,965          5,780,170          6,120,332

Net loss                                      $  (179,631)       $  (385,942)       $  (281,327)       $  (726,056)
                                              ===========        ===========        ===========        ===========

Net loss allocated to general partner         $    (5,389)       $   (11,578)       $    (8,440)       $   (21,782)
                                              ===========        ===========        ===========        ===========

Net loss allocated to limited partner         $  (174,242)       $  (374,364)       $  (272,887)       $  (704,274)
                                              ===========        ===========        ===========        ===========


Net loss per unit outstanding - limited
partners                                      $      (308)       $      (661)       $      (482)       $    (1,244)
                                              ===========        ===========        ===========        ===========
Weighted average number of units
outstanding                                           566                566                566                566
                                              ===========        ===========        ===========        ===========

                       See notes to financial statements
                                     - 3 -

                 Riverside Park Associates Limited Partnership

STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------
For the six months ended                                             1997               1996
June 30, 1997 and 1996                                           (Unaudited)        (Unaudited)
------------------------------------------------------------------------------------------------
Cash flow from operating activities:
    Net loss                                                     $  (281,327)       $  (726,056)
    Adjustments to reconcile net loss to
     net cash provided by operating activities:
      Depreciation                                                 1,432,422          1,478,154
      Amortization                                                    93,386            103,817
      Changes in assets and liabilities:
         Decrease (increase) in prepaid and other assets             425,797         (1,174,737)
         Increase in accounts payable and accrued expenses           302,489            457,696
         Increase (decrease) in tenants security deposits             26,481             (2,285)
         Decrease in accrued mortgage interest                          (433)                --
                                                                 -----------        -----------

Net cash provided by operating activities                          1,998,815            136,589
                                                                 -----------        -----------

Cash flows from investing activities:
    Acquisition of and improvements to property                     (303,759)          (306,785)
    Additions to deferred cost                                        (2,300)                --
    Increase in mortgage reserves held in escrow                    (545,700)                --
                                                                 -----------        -----------

Net cash used in investing activities                               (851,759)          (306,785)
                                                                 -----------        -----------

Cash flows from financing activities:
    Principal payments on mortgage note                             (286,031)          (256,853)
    Distributions to partners                                     (1,458,761)        (1,167,010)
                                                                 -----------        -----------

Net cash used in financing activities                             (1,744,792)        (1,423,863)
                                                                 -----------        -----------

Net decrease in cash and cash equivalents                           (597,736)        (1,594,059)

Cash and cash equivalents, beginning of period                     3,011,885          2,752,859
                                                                 -----------        -----------

Cash and cash equivalents, ending                                $ 2,414,149        $ 1,158,800
                                                                 ===========        ===========


Supplemental disclosure of cash flow information:

Cash paid for interest                                           $ 1,951,664        $ 1,890,620
                                                                 ===========        ===========

                       See notes to financial statements
                                     - 4 -

                 Riverside Park Associates Limited Partnership

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

------------------------------------------------------------------------------------
For the six months ended           General             Limited              Total
June 30, 1997 and 1996            Partners'           Partners'           Partners'
(Unaudited)                        capital             capital             capital
------------------------------------------------------------------------------------
Balance December 31, 1996       $ (1,099,529)       $  2,177,025        $  1,077,496
Net loss                              (8,440)           (272,887)           (281,327)
Distributions                        (43,763)         (1,414,998)         (1,458,761)
                                ------------        ------------        ------------
Balance, June 30, 1997          $ (1,151,732)       $    489,140        $   (662,592)
                                ============        ============        ============


Balance December 31, 1995       $   (952,194)       $ 11,324,006        $ 10,371,812
Net loss                             (21,782)           (704,274)           (726,056)
Distributions                        (35,010)         (1,132,000)         (1,167,010)
                                ------------        ------------        ------------
Balance, June 30, 1996          $ (1,008,986)       $  9,487,732        $  8,478,746
                                ============        ============        ============

                       See notes to financial statements
                                     - 5 -

                 Riverside Park Associates Limited Partnership


NOTES TO FINANCIAL STATEMENTS
June 30, 1997
(Unaudited)

1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein have been prepared by Riverside Park Associates Limited Partnership, "the Partnership," without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies conform with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

3.       RELATED PARTY TRANSACTIONS

The Partnership paid an affiliate of the General Partner property management fees of $106,909 and $209,575 and $109,311 and $212,426 for the three and six months ended June 30, 1997 and 1996, respectively. An investor service fee of $55,133 and $101,593 and $41,350 and $82,699 for the three and six months ended June 30, 1997 and 1996, respectively, was also paid to an affiliate of the General Partner.

4.    RECLASSIFICATION

Certain items in the 1996 statements of operations have been reclassified to conform with the current year presentation.

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

The Washington, D.C. area apartment market is stable and remains competitive. The Partnership continues to make capital improvements to the property to enhance its competitiveness within the local market. The Partnership spent $303,759 on capital improvements during the first six months of 1997 compared to $306,785 in the first six months of 1996. Improvements include common area hallway renovations and individual HVAC system replacements. As of June 30, 1997, the Partnership had a cash balance of approximately $2,414,149, as well as $727,550 that is being held by the lender in a reserve account to complete unit renovations as compared to $3,011,885 in cash and $181,850 in reserves at December 31, 1996.

The property's mortgage loan is evidenced by a promissory note payable by the Partnership to General Electric Credit Corporation "GECC" and secured by a mortgage in favor of GECC on the property in the original amount of $47,000,000. The mortgage loan, which bears interest at the rate LIBOR 2.75%, requires monthly payments of principal and interest totaling $367,532. The mortgage loan matures in September 2001, at which time a balloon payment of the remaining outstanding principal balance will be due.

Results of Operations

The Partnership's net loss declined from $726,056 for the six months ended June 30, 1996 to $281,327 for the six months ended June 30, 1997. Excluding noncash items such as depreciation and amortization, however, the Partnership's property has generated positive cash flow, which the Partnership used to make improvements to the property, pay down the loan encumbering the property, and provide distributions to the partners.

The Partnership's revenue increased from $5,394,276 to $5,498,843 for the first six months of 1997 compared to the first six months of 1996. Rental income was 1% higher reflecting an increase in average occupancy to 98.5% in the six months ended June 30, 1997 compared to 97.5% for the same six months in 1996. During this same period the average rental charges increased from $672 per unit to $675 per unit. Interest income increased from $42,513 to $69,117 during the six months ended June 30, 1996 and 1997, respectively.

                 Riverside Park Associates Limited Partnership


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION (Continued)

Results of Operations (Continued)

The total operating costs of the Partnership's property remained relatively stable increasing by less than 1% or $5,595 from $2,131,672 for the six months ended June 30, 1996 to $2,137,267 for the six months ended June 30, 1997. Reductions in leasing, payroll, general and administrative, and repairs and maintenance expenses were offset by higher real estate taxes and management fees. The Partnership's depreciation and amortization expense categories were consistent with the results for the same period in 1996.

Interest expense decreased from $2,150,620 for the six months ended June 30, 1996 to $1,951,231 for the six months ended June 30, 1997 due to a lower interest rate on the loan encumbering the property, which was refinanced in September, 1996, and a reduction in the outstanding amount of principal due to the monthly principal payments amounts.

Other expenses decreased from $256,069 to $165,864 in the first six months of 1997 primarily as a result of a nonrecurring litigation fee incurred in 1996.

The results of operations in future quarters may differ from the results of operations for the six months ended June 30, 1997, due to inflation and changing economic conditions which could affect occupancy levels, rental rates and operating expenses.

                 Riverside Park Associates Limited Partnership


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No report on Form 8-K was filed during the three months ended June 30, 1997.

                 Riverside Park Associates Limited Partnership


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RIVERSIDE PARK ASSOCIATES
                                LIMITED PARTNERSHIP

                                By: Winthrop Financial Associates, A Limited Partnership
                                     Its General Partner

Date: August 14, 1997           By:  /s/ Edward V. Williams
                                     ----------------------
                                     Edward V. Williams
                                     Chief Financial Officer

Date: August 14, 1997           By:  /s/ Richard J. McCready
                                     ------------------------
                                     Richard J. McCready
                                     Chief  Executive Officer