Form 10QSB
period 1997-09-30
RIVERSIDE PARK ASSOCIATES LP
filed 1997-11-14
CIK 813812

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September  30, 1997       Commission File Number 0-15740
                      -------------------                              -------

                  RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP
       -----------------------------------------------------------------
       (exact name of small business issuer as specified in its charter)

             Delaware                                  04-2924048
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

Five Cambridge Center, Cambridge, MA                   02142-1493
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (617) 234-3000
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

BALANCE SHEETS

----------------------------------------------------------------------------------------------
                                                              September 30,       December 31,
                                                                  1997                1996
                                                               (Unaudited)          (Audited)
----------------------------------------------------------------------------------------------
ASSETS

Investment in Real Estate
    Land                                                      $  6,357,564        $  6,357,564
    Building improvements and personal property                 66,716,880          66,162,838
                                                              ------------        ------------
                                                                73,074,444          72,520,402

    Less accumulated depreciation                               31,078,919          28,930,286
                                                              ------------        ------------

                                                                41,995,525          43,590,116

    Cash and cash equivalents                                    1,832,048           3,011,885
    Mortgage reserves held in escrow                               627,041             181,850
    Prepaid and other assets                                       204,142             542,719
    Deferred costs, net of accumulated
     amortization of $223,035 and $82,956, respectively          1,183,000           1,320,779
                                                              ------------        ------------

Total Assets                                                  $ 45,841,756        $ 48,647,349
                                                              ============        ============


LIABILITIES AND PARTNERS' CAPITAL

Liabilities
    Mortgage payable                                          $ 46,307,936        $ 46,736,982
    Accrued interest - mortgage                                         --             326,997
    Accounts payable                                                 6,868             167,445
    Accrued expenses                                               351,418             145,313
    Tenants' security deposits liability                           145,081             193,116
                                                              ------------        ------------

Total Liabilities                                               46,811,303          47,569,853
                                                              ------------        ------------

Partners' Capital
    Limited partners capital, 566 units
      authorized and outstanding,                                  191,393           2,177,025

    General partner's capital                                   (1,160,940)         (1,099,529)
                                                              ------------        ------------

Total Partners' Capital                                           (969,547)          1,077,496
                                                              ------------        ------------

Total Liabilities and Partners' Capital                       $ 45,841,756        $ 48,647,349
                                                              ============        ============

                        See notes to financial statements
                                      - 2 -

                  Riverside Park Associates Limited Partnership

STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------
                                                  Three months ended September 30,      Nine months ended September 30,
For the nine and three months ended                    1997               1996              1997                1996
September 30, 1997 and 1996                        (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
Income
    Rental                                         $ 2,473,886        $ 2,347,651        $ 7,379,892        $ 7,204,856
    Interest on short-term
      investments                                       19,326             12,664             88,443             55,177
    Other                                              254,226            338,058            777,946            858,953
                                                   -----------        -----------        -----------        -----------
                                                     2,747,438          2,698,373          8,246,281          8,118,986
Expenses
    Leasing                                             84,110             70,384            180,953            174,103
    Payroll and benefits                               208,286            178,279            515,534            502,985
    General and administrative                          19,555             21,630             33,443             63,296
    Management fees                                    135,350            144,074            446,517            439,199
    Utilities                                          278,074            230,654            830,327            783,693
    Repairs and maintenance                            257,918            219,347            634,307            606,594
    Insurance                                           41,992             41,941            125,975            125,823
    Taxes                                              190,629            175,482            569,597            517,772
                                                   -----------        -----------        -----------        -----------
       Total operating expenses                      1,215,914          1,081,791          3,336,653          3,213,465

Other expenses
    Depreciation                                       716,211            739,077          2,148,633          2,217,231
    Amortization                                        46,694                 --            140,079            103,817
    Interest expense                                   996,913            892,276          2,948,144          3,045,157
    Other expenses                                      78,661             84,415            261,054            364,558
                                                   -----------        -----------        -----------        -----------
       Total expenses                                3,054,393          2,797,559          8,834,563          8,944,228

Net loss                                           $  (306,955)       $   (99,186)       $  (588,282)       $  (825,242)
                                                   ===========        ===========        ===========        ===========

Net loss allocated to general partner
                                                   $    (9,209)       $    (2,976)       $   (17,648)       $   (24,757)
                                                   ===========        ===========        ===========        ===========

Net loss allocated to limited partners             $  (297,746)       $   (96,210)       $  (570,634)       $  (800,485)
                                                   ===========        ===========        ===========        ===========

Net loss per unit outstanding - limited
partners                                           $      (526)       $      (170)       $    (1,008)       $    (1,414)
                                                   ===========        ===========        ===========        ===========


Weighted average number of units outstanding
                                                           566                566                566                566
                                                   ===========        ===========        ===========        ===========

                        See notes to financial statements
                                      - 3 -

                  Riverside Park Associates Limited Partnership

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

--------------------------------------------------------------------------------------
For the nine months ended            General             Limited              Total
September 30, 1997 and 1996         Partners'           Partners'           Partners'
(Unaudited)                          capital             capital             capital
--------------------------------------------------------------------------------------
Balance December 31, 1996         $ (1,099,529)       $  2,177,025        $  1,077,496
Net loss                               (17,648)           (570,634)           (588,282)
Distributions                          (43,763)         (1,414,998)         (1,458,761)
                                  ------------        ------------        ------------
Balance, September 30, 1997       $ (1,160,940)       $    191,393        $   (969,547)
                                  ============        ============        ============



Balance December 31, 1995         $   (952,194)       $ 11,324,006        $ 10,371,812
Net loss                               (24,757)           (800,485)           (825,242)
Distributions                         (232,253)         (7,509,504)         (7,741,757)
                                  ------------        ------------        ------------
Balance, September 30, 1996       $ (1,209,204)       $  3,014,017        $  1,804,813
                                  ============        ============        ============

                        See notes to financial statements
                                      - 4 -

                  Riverside Park Associates Limited Partnership

STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------
For the nine months ended                                               1997                1996
September 30, 1997 and 1996                                         (Unaudited)         (Unaudited)
---------------------------------------------------------------------------------------------------
Cash flow from operating activities:
    Net loss                                                       $   (588,282)       $   (825,242)
    Adjustments to reconcile net loss to
     net cash provided by operating activities:
      Depreciation                                                    2,148,633           2,217,231
      Amortization                                                      140,079             103,817
      Changes in assets and liabilities:
         Decrease (increase) in prepaid and other assets                338,577            (111,012)
         Increase (decrease) in accounts payable and accrued
           expenses                                                      45,528            (390,859)
         Decrease in tenants security deposits                          (48,035)             (7,041)
         Decrease in accrued mortgage interest                         (326,997)                 --
                                                                   ------------        ------------

Net cash provided by operating activities                             1,709,503             986,894
                                                                   ------------        ------------

Cash flows from investing activities:
    Acquisition of and improvements to property                        (554,042)           (487,628)
    Additions to deferred cost                                           (2,300)                 --
    Increase in mortgage reserves held in escrow                       (445,191)                 --
                                                                   ------------        ------------

Net cash used in investing activities                                (1,001,533)           (487,628)
                                                                   ------------        ------------

Cash flows from financing activities:
    Principal payments on mortgage note                                (429,046)        (38,114,269)
    Distributions to partners                                        (1,458,761)         (1,167,010)
    Proceeds from mortgage financing                                         --          47,000,000
    Additions to deferred loan cost                                          --          (1,397,725)
                                                                   ------------        ------------

Net cash (used in) provided by financing activities                  (1,887,807)          6,320,996
                                                                   ------------        ------------

Net (decrease) increase in cash and cash equivalents                 (1,179,837)          6,820,262

Cash and cash equivalents, beginning of period                        3,011,885           2,752,859
                                                                   ------------        ------------


Cash and cash equivalents, ending                                  $  1,832,048        $  9,573,121
                                                                   ============        ============

Supplemental disclosure of cash flow information:
Cash paid for interest                                             $  2,948,144        $  3,401,550
                                                                   ============        ============

                        See notes to financial statements
                                      - 5 -

                  Riverside Park Associates Limited Partnership

NOTES TO FINANCIAL STATEMENTS
September 30, 1997
(Unaudited)

1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein have been prepared by Riverside Park Associates Limited Partnership (the "Partnership",) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies conform with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

3.       RELATED PARTY TRANSACTIONS

The Partnership paid an affiliate of the General Partner property management fees of $106,046 and $315,620 and $102,724 and $315,150 for the three and nine months ended September 30, 1997 and 1996, respectively. An investor service fee of $29,304 and $130,897 and $41,350 and $124,049 for the three and nine months ended September 30, 1997 and 1996, respectively, was also paid to an affiliate of the General Partner.

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

The level of liquidity based on cash and cash equivalents experienced a $1,179,837 decrease at September 30, 1997 as compared to December 31, 1996. The decrease was due to $1,709,503 of net cash provided by operating activities being offset by $1,001,533 of net cash used in investing activities and $1,887,807 of cash used in financing activities. Investing activities consisted of $554,042 of improvements to real estate, $445,191 of deposits to replacement reserves and $2,300 in additions to deferred costs. Financing activities consisted of $429,046 of mortgage principal payments and $1,458,761 of distributions to limited partners. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

The Washington, D.C. area apartment market is stable and remains competitive. The Partnership continues to make capital improvements to the property to enhance its competitiveness within the local market. The Partnership spent $554,042 on capital improvements during the first nine months of 1997 compared to $487,628 in the first nine months of 1996. Improvements include common area hallway renovations and individual HVAC system replacements. As of September 30, 1997, the Partnership had a cash balance of approximately $1,832,048, as well as $627,041 that is being held by the lender in a reserve account to complete unit renovations as compared to $3,011,885 in cash and $181,850 in reserves at December 31, 1996.

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

On November 27, 1995, an affiliate of the Managing General Partner acquired, pursuant to a tender offer for a purchase price of $40,000 per unit, approximately 35% of the total limited partnership units of the Registrant (200 units).

                  Riverside Park Associates Limited Partnership

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION (Continued)

Results of Operations

The Partnership's net loss declined from $825,242 for the nine months ended September 30, 1996 to $588,282 for the nine months ended September 30, 1997. Excluding noncash items such as depreciation and amortization, however, the Partnership's property has generated positive cash flow, which the Partnership used to make improvements to the property, pay down the loan encumbering the property, and provide distributions to the partners.

The Partnership's rental revenue increased from $7,204,856 to $7,379,892 for the first nine months of 1997 compared to the first nine months of 1996. Rental income increased as a result of an increase in average rental charges from $672 per unit in 1996 to $704 per unit in 1997, which was partially offset by a decrease in average occupancy to 96.1% in the nine months ended September 30, 1997 compared to 97% for the same nine months in 1996. Interest income increased from $55,177 to $88,443 during the nine months ended September 30, 1996 and 1997, respectively, as a result of interest earnings on higher escrowed cash balances.

Other income decreased from $858,953 in 1996 to $777,946 in 1997. This decrease relates primarily to a decrease in corporate unit income.

The total operating costs of the Partnership's property remained relatively stable increasing by less than 4% or $123,188 from $3,213,465 for the nine months ended September 30, 1996 to $3,336,653 for the nine months ended September 30, 1997. Higher leasing, payroll and benefits, management fees, utilities, repairs and maintenance, and real estate taxes were partially offset by reductions in general and administrative costs. The Partnership's depreciation and amortization expense categories were consistent with the results for the same period in 1996.

Interest expense decreased from $3,045,157 for the nine months ended September 30, 1996 to $2,948,144 for the nine months ended September 30, 1997 due to a lower interest rate on the loan encumbering the property, which was refinanced in September, 1996, and a reduction in the outstanding amount of principal due to the monthly principal payments amounts.

Other expenses decreased from $364,558 to $261,054 in the first nine months of 1997 primarily as a result of a nonrecurring litigation fee incurred in 1996.

The results of operations in future quarters may differ from the results of operations for the nine months ended September 30, 1997, due to inflation and changing economic conditions which could affect occupancy levels, rental rates and operating expenses.

                  Riverside Park Associates Limited Partnership

PART II - OTHER INFORMATION

Item 5 - Other Information

     On October 28, 1997, Insignia Financial Group ("Insignia") acquired 100% of the Class B stock of First Winthrop Corporation ("FWC"), the sole shareholder of the Registrant's General Partner. In connection with this transaction, a nominee of Insignia was elected as a director of the General Partner and has been appointed to the board of directors of the General Partner. The nominee has the authority to appoint members to a newly created residential committee. This committee is generally authorized to act on behalf of the General Partner in managing the business activities of the Registrant. On October 28, 1997, the partnership terminated Winthrop Management as the managing agent, and appointed an affiliate of Insignia to assume management of the property. The General Partner does not believe this transaction will have a material effect on the affairs and operations of the Registrant.

     An affiliate of the Managing General Partner entered into an agreement to sell all of its limited partnership units to IPTI, LLC, an affiliate of Insignia. The transfer of these units took place October 27, 1997.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.   Financial Data Schedule

     (b)  Reports on Form 8-K

No report on Form 8-K was filed during the three months ended September 30, 1997.

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

                                RIVERSIDE PARK ASSOCIATES
                                LIMITED PARTNERSHIP

                                By: Winthrop Financial Associates, A Limited Partnership
                                      Its General Partner

Date: November 14, 1997         By:   /s/ Edward V. Williams
                                      ----------------------------------------
                                      Edward V. Williams
                                      Chief  Financial Officer

Date: November 14, 1997         By:   /s/ Richard J. McCready
                                      ----------------------------------------
                                      Richard J. McCready
                                      Chief Executive Officer