Form 10KSB
period 1997-12-31
RIVERSIDE PARK ASSOCIATES LP
filed 1998-03-31
CIK 813812

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                                 Commission File
For the fiscal year ended December 31, 1997                      Number  0-15740
                          -----------------                      ---------------

                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

        Delaware                                           04-2924048
-----------------------                        ---------------------------------
(State of organization)                        (IRS Employer Identification No.)

5 Cambridge Center, Cambridge, Massachusetts                            02142
--------------------------------------------                          ----------
  (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number including area code:                (617) 234-3000
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $10,939,000.

No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be computed.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I
                                     ------

Item 1.  Description of Business.
         -----------------------

Organization
------------

         Riverside Park Associates Limited Partnership (the "Registrant" or "Partnership") was formed on May 14, 1986 pursuant to the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring, renovating and operating an apartment complex known as "Riverside Park." Riverside Park consists of a 28.1-acre parcel of land in Fairfax County, Virginia, improved with three buildings containing 1,222 apartment units, 1,822 parking spaces, three swimming pools, five tennis courts and retail facilities (the land and improvements are referred to collectively herein as the "Property"). The general partner of the Registrant (the "General Partner") is Winthrop Financial Associates, A Limited Partnership. (See "Change in Control.")

Development
-----------

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

         The Registrant's business is (i) to own and operate the Property with a view to providing cash flow to the Limited Partners and (ii) to sell or refinance the Property at such time as the General Partner believes it to be economically advantageous.

Employees
---------

         The Registrant has no employees. Services are performed for the Registrant by the General Partner and its affiliates. Until November 1997, management services were performed for the Registrant by on-site personnel all of whom were employees of Winthrop Management, an affiliate of the General Partner, which directly managed the Registrant's property. Since November 1997, such services have been performed by employees of Insignia Residential Group, L.P., an affiliate of the associate general partner of the General Partner. All payroll and associated expenses of such on-site personnel are fully reimbursed by the Registrant to Winthrop Management or Insignia Residential Group, L.P., as applicable. Pursuant to a management agreement, Winthrop Management provided, and Insignia Residential Group, L.P. currently provides, certain property management services to the Registrant in addition to providing on-site management.

Competition
-----------

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

Partnership Agreement Amendment
-------------------------------

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

Change in Control
-----------------

         The General Partner is a Maryland public limited partnership organized in 1984 to acquire all of the outstanding stock of First Winthrop Corporation, a Delaware corporation ("First Winthrop"). The general partners of the General Partner are Linnaeus Associates Limited Partnership ("Linnaeus") and IPT I LLC ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia").

         On July 18, 1995 Londonderry Acquisition II Limited Partnership, a Delaware limited partnership ("Londonderry II"), an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, a general partner interest in W.L. Realty, L.P. ("W.L. Realty") and a sixty four percent (64%) limited partnership interest in W.L. Realty. The General Partner owns the remaining thirty-five percent (35%) limited partnership interest.

         As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus,

which in turn, was the sole, and is currently the managing, general partner of the General Partner. On October 28, 1997, IPT was admitted as an associate general partner of the General Partner. Pursuant to the terms of the Second Amended and Restated Agreement of Limited Partnership of the General Partner, IPT has the right to cause the General Partner to take such action as it deems necessary in connection with the activities of the Registrant. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Registrant. See "Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act," for information relating to the current officers of the General Partner.

         On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the associate general partner of the General Partner.

Tender Offer
------------

         On October 6, 1995, Riverside Acquisition, L.P., a Delaware limited partnership ("Riverside"), comprised of Riverside Acquisition Corporation, a Delaware corporation, which was a wholly owned subsidiary of First Winthrop, as general partner, and the General Partner, as the limited partner, made a tender offer to purchase up to 200 Units for cash consideration of $31,100 per Unit. On November 9, 1995, Riverside increased its offer to $40,000 per Unit. As reported on Riverside's Schedule 13D filed with the Securities and Exchange Commission in December 1995, Riverside purchased 200 Units tendered by Limited Partners, representing 35.3% of the 566 Units outstanding. The beneficial interests of Riverside were subsequently acquired by an affiliate of Apollo.

         The tender offer was commenced shortly following the mailing on September 22, 1995 of a consent solicitation to the Limited Partners by The Alternative Group Limited Partnership ("TAG"). TAG sought the consent of a majority in interest of the Limited Partners to remove the General Partner as the general partner of the Registrant, with the goal of liquidating the assets of the Registrant. The solicitation was unsuccessful.

         On October 28, 1997, Riverside sold the Units it had acquired to Insignia. See "Item 11, Security Ownership of Certain Beneficial Owners and Management."


Item 2.  Description of Properties.
         -------------------------

         The Registrant's primary asset is its ownership interest in the Property which is described in Item 1, "Description of Business". The Property was acquired on May 15, 1986 for an original purchase price of $59,125,000. As of December 31, 1997, substantially all Property's apartment units had been renovated. Approximately $715,000 was spent on capital improvements in 1997 consisting of land improvements and continuous renovating and upgrading of apartment units. These capital improvements were funded by a combination of the property's reserves and cash flow from operations.

         For 1998, approximately $550,000 has been budgeted for balcony replacements, $260,000 for roof replacements, and $750,000 for elevator system replacement and a building access security system. In addition, approximately $654,000 of routine capital expenditures are budgeted for 1998.

         The Property has generated positive cash flow after debt service and capital improvements every year since its acquisition by the Registrant.

         The following table sets forth the average annual occupancy rate and per unit average annual rental rate at the Property for the years ended December 31, 1997 and 1996:

                                            1997              1996
                                            ----              ----

Average Occupancy Rate                      95%               96%
Average per Unit Rental Rate                $8,440            $8,132

         On September 25, 1996, the Registrant obtained a new first mortgage loan in the amount of $47,000,000. The mortgage loan bears interest at a rate of Libor plus 2.75% (8.437% at December 31, 1997), requires monthly payments of interest and principal of approximately $375,000 based upon a 25 year amortization schedule and matures in September, 2001 with a balloon payment due of approximately $43,514,000. The Registrant was required to fund reserves at closing to complete certain required improvements and established tax and insurance escrows. The Registrant is required to deposit approximately $31,000 per month into a replacement reserve account. See "Item 7, Financial Statements
- Note B." Approximately $6,575,000 of the loan proceeds from the financing were distributed to the partners. See Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters."


         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of the Property as of December 31, 1997 (in thousands):

    Gross
    Carrying     Accumulated                            Federal
    Value        Depreciation     Rate      Method     Tax Basis
    -----        ------------     ----      ------     ---------

$73,235          $31,697       5-27.5 yrs.   S/L        $24,001

         The real estate taxes paid on the Property in 1997 were approximately $747,000 which were based on a rate of 1.23%.

Item 3.  Legal Proceedings.
         -----------------

         The Registrant is unaware of any pending and outstanding litigation that is not of a routine nature. The General Partner believes that all such pending or outstanding routine litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Registrant.

Item 4.  Submission of Matters to a Vote of Securities Holders.
         -----------------------------------------------------

         No matters were submitted to a vote of security holders during the period covered by this report.

                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------

         There is no established trading market for the Registrant's Units. The Registrant's Partnership Agreement places significant restrictions on the rights of Limited Partners to assign their interests in the Registrant. Transfers of Units are infrequent and occur only through private transactions. In this regard, as described in Item 1, "Description of Business", on October 28, 1997, Riverside transferred the 200.58 Units it owned, representing a 35.44% of the total Units outstanding, to Insignia Financial Group, Inc.

         As of March 15, 1998, there were 658 holders of 566 outstanding Units.

         The Registrant's Partnership Agreement requires that any Cash Flow (as defined therein) be distributed to the Partners at such times during each calendar year as the General Partner determines, but in any event not later than sixty (60) days after the end of the Registrant's fiscal year. All distributions of Cash Flow are to be made in proportion to the partners' respective Percentage Interests (as defined in the Partnership Agreement). There are no restrictions on the Registrant's present or future ability to make distributions of Cash Flow. During the years ended December 31, 1997 and December 31, 1996, the Registrant made cash distributions with respect to the Units to holders thereof in the aggregate amounts of $1,415,000 and $7,641,000 (inclusive of a $6,509,000 distribution from refinancing proceeds), respectively. None of the cash that was distributed constituted a return of Limited Partners'capital. See "Item 6, Management's Discussion and Analysis or Plan of Operation," for information relating to the Registrant's future distributions.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ---------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

         The Registrant's sole asset is the Property which is leased to tenants subject to leases of up to one year. The Registrant requires cash to pay principal and interest on the Mortgage Loan and to pay operating expenses in connection with the Property, including management fees and general and administrative expenses. The Registrant continues to have positive cash flow after its operating and debt service requirements and provides cash distributions to its partners. Although there can be no assurance that operations will continue to generate income in an amount sufficient to permit continued distributions to the partners, it is expected that the Registrant's income will be sufficient in future years to continue to pay these expenses as well as to provide for cash distributions to its partners. The Registrant has also distributed to Limited Partners some of the funds that had been set aside as reserves from prior years' cash available for distribution. The General Partner anticipates that the Registrant's reserves will be adequate to fund any unanticipated expenses.

         The level of liquidity based on cash and cash equivalents experienced a $158,000 decrease at December 31, 1997, as compared to December 31, 1996. The Partnership's $2,965,000 of cash provided by operating activities was more than offset by $1,082,00 of cash used for property improvements and replacement reserves (investing activities) and $2,041,000 of partner distributions and mortgage principal payments (financing activities). The Partnership invests its working capital reserves in a money market fund. Cash provided by operating activities increased during 1997, as compared to 1996, due to decreased other assets due to the timing of payments for prepaid expenses and increased revenues, as discussed below.

         On September 25, 1996, the Registrant closed a new first mortgage loan in the amount of $47,000,000. The mortgage loan bears interest of Libor plus 2.75%, requires monthly payments of interest and principal of approximately $375,000 based upon a 25 year amortization schedule and matures in September, 2001. The Registrant was required to fund reserves at closing to complete certain required improvements and established tax and insurance escrows. The Registrant is required to fund an ongoing replacement reserve. The Registrant distributed $6,509,000 of the loan proceeds from the financing to its limited partners and approximately $66,000 to the general partner during the fourth quarter of 1996.

         Riverside acquired 200 Units through its 1995 tender offer which Units were subsequently transferred on October 28, 1997 to Insignia (see "Item 1, Description of Business - Tender Offer"). The General Partner believes that the transfer of such Units will not have a significant impact on future operations or the liquidity of the Registrant.

Results of Operations
---------------------

         Net loss of the Partnership was $1,034,000 for the year ended December 31, 1997 as compared to a net loss of $1,553,000 for the year ended December 31, 1996. The decrease in net loss is attributable to an increase in revenues from $10,462,000 to $10,939,000 for such periods and a decrease in expenses from $12,015,000 to $11,973,000 for such periods.

         Revenues increased primarily due to an increase in rental revenue of $264,000 due to an increase in average rental rates at the Property which more than offset a slight decrease in average occupancy. The decrease in expenses is attributable to a decrease in general and administrative expense which more than offset an increase in operating expense. Contributing to the increase in operating expenses were increased maintenance costs, primarily due to an increase in interior painting of approximately $112,000, and increased property expenses. Increased salary expenses accounted for the majority of the property expense increase, as temporary staffing services were relied on to relieve an office staff shortage and an additional maintenance position was added for 1997.

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

Year 2000
---------

        The Registrant is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Registrant. It is not expected that any costs of these modifications borne by the Registrant, if any, will be material.

Other
-----

         Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Registrant's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 7.  Financial Statements
         --------------------

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

         Report of Reznick Fedder & Silverman, Independent Auditors

         Balance Sheet - December 31, 1997

         Statements of Operations - Years ended December 31, 1997 and 1996

         Statement of Changes in Partners' Capital (Deficit) - Years ended December 31, 1997 and 1996

         Statements of Cash Flows - Years ended December 31, 1997 and 1996

         Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Riverside Park Associates Limited Partnership

We have audited the accompanying balance sheet of Riverside Park Associates Limited Partnership as of December 31, 1997, and the related statements of operations, partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverside Park Associates Limited Partnership as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                   /s/Reznick Fedder & Silverman

Bethesda, Maryland
January 31, 1998

                  RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                                  BALANCE SHEET

                                December 31, 1997
                      (in thousands, except for unit data)

Assets
     Cash and cash equivalents                                       $  2,478
     Receivables and deposits                                             337
     Restricted escrow                                                    428
     Other assets                                                       1,002
     Investment properties
         Land                                         $   6,357
         Buildings and related personal property         66,878
                                                      ---------
                                                         73,235
         Less accumulated depreciation                  (31,697)       41,538
                                                      ---------      --------

                                                                     $ 45,783
                                                                     ========

 Liabilities and Partners' Capital (Deficit)

 Liabilities
     Accounts payable                                                $    241
     Tenant security deposits payable                                     170
     Other liabilities                                                    631
     Mortgage note payable                                             46,157

Partners' Capital (Deficit)
     General partner's                                $  (1,175)
     Limited partners' (566 units issued and
          outstanding)                                     (241)       (1,416)
                                                      ---------      --------

                                                                     $ 45,783
                                                                     ========

                 See Accompanying Notes to Financial Statements

                  RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)

                                                        Years ended December 31,
                                                           1997           1996
                                                           ----           ----

Revenues:
    Rental income                                        $  9,764      $  9,500
    Other income                                            1,175           962
                                                         --------      --------

Total income                                               10,939        10,462
                                                         --------      --------

Expenses:
    Operating                                               3,841         3,642
    General and administrative                                371           533
    Depreciation                                            2,767         2,865
    Interest                                                4,266         4,250
    Property taxes                                            728           725
                                                         --------      --------

Total expenses                                             11,973        12,015
                                                         --------      --------

Net loss                                                 $ (1,034)     $ (1,553)
                                                         ========      ========

Net loss allocated to general partner (3%)               $    (31)     $    (47)

Net loss allocated to limited partners (97%)               (1,003)       (1,506)
                                                         --------      --------

                                                         $ (1,034)     $ (1,553)
                                                         ========      ========

Net loss per limited partnership unit                    $ (1,772)     $ (2,661)
                                                         ========      ========

Distributions per limited partnership unit               $  2,500      $ 13,500
                                                         ========      ========

                 See Accompanying Notes to Financial Statements

                  RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)

                                  Limited
                                Partnership   General     Limited
                                   Units     Partner's    Partners'     Total
                                -----------  ---------    ---------    --------

Original capital contributions     566       $      --    $  47,533    $ 47,533
                                   ===       =========    =========    ========
Partners' (deficit) capital
    at December 31, 1995           566       $    (952)   $  11,324    $ 10,372

Distributions paid                  --            (101)      (7,641)     (7,742)

Net loss for the year ended
    December 31, 1996               --             (47)      (1,506)     (1,553)
                                   ---       ---------    ---------    --------
Partners' (deficit) capital
    at December 31, 1996           566          (1,100)       2,177       1,077

Distributions paid                  --             (44)      (1,415)     (1,459)

Net loss for the year ended
    December 31, 1997               --             (31)      (1,003)     (1,034)
                                   ---       ---------    ---------    --------
Partners' deficit
    at December 31, 1997           566       $  (1,175)   $    (241)   $ (1,416)
                                   ===       =========    =========    ========

                 See Accompanying Notes to Financial Statements

                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Years ended December 31,
                                                         1997        1996
                                                       --------    --------

Cash flows from operating activities
     Net loss                                          $ (1,034)   $ (1,553)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation                                      2,767       2,865
        Amortization of loan costs                          333         187
        Change in accounts:
           Receivables and deposits                         214          73
           Other assets                                     476         (62)
           Accounts payable                                  73        (112)
           Tenant security deposits payable                  16           1
           Other liabilities                                120         130
                                                       --------    --------
               Net cash provided by operating
                activities                                2,965       1,529
                                                       --------    --------

Cash flows from investing activities
     Property improvements and replacements                (715)       (621)
     Deposits to restricted escrow                         (367)        (61)
                                                       --------    --------

               Net cash used in investing activities     (1,082)       (682)
                                                       --------    --------

Cash flows from financing activities
      Payments on mortgage note payable                    (580)    (38,377)
      Proceeds from mortgage refinancing                     --      47,000
      Distributions to partners                          (1,459)     (7,742)
      Payment of loan costs                                  (2)     (1,404)
                                                       --------    --------
               Net cash used in financing activities     (2,041)       (523)
                                                       --------    --------

Net (decrease) increase in cash and cash
    equivalents                                            (158)        324

Cash and cash equivalents at beginning of period          2,636       2,312
                                                       --------    --------

Cash and cash equivalents at end of period             $  2,478    $  2,636
                                                       ========    ========


Supplemental disclosure of cash flow information

  Cash paid during the year for interest               $  3,936    $  4,052
                                                       ========    ========

                 See Accompanying Notes to Financial Statements

                  RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                        Notes to Financial Statements

                              December 31, 1997


Note A - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

Organization:
-------------

Riverside Park Associates Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed on May 14, 1986 to acquire, renovate and operate a three-building apartment complex known as Riverside Park (the "Property"). The Property consists of 1,222 apartment units, 1,822 parking spaces, and recreational and retail facilities situated on approximately 28.1 acres of land. The Partnership will terminate on December 31, 2035, or earlier upon the occurrence of certain events specified in the Partnership Agreement. The general partner of the Partnership is Winthrop Financial Associates, A Limited Partnership, a Maryland Limited Partnership (the "General Partner" or "WFA").

The Partnership Agreement provides that the Partnership may sell additional limited partnership interests to raise additional equity, if WFA determines that additional funds are required.

Allocations to Partners:
------------------------

Profits, losses and cash flow from normal operations are allocated 3% to WFA and 97% to the limited partners. After distribution of certain priority items, partnership residuals will be distributed 25% to WFA and 75% to the limited partners.

Investment Properties:
----------------------

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Depreciation:
-------------

Buildings and improvements are depreciated on the straight-line method over their estimated useful lives ranging from 10 to 27.5 years for buildings and improvements and from 5 to 10 years for furnishings for financial and reporting purposes. For income tax purposes accelerated lives and methods are used.


Loan Costs:
-----------

Loan costs are capitalized and are amortized by the straight-line method as interest expense over the term of the related note. Loan costs, net of accumulated amortization of $416,000, approximate $990,000, which are included in other assets at December 31, 1997.

                  RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

Note A - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------

Leases:
-------

The Partnership generally leases its apartment units for one year or less. The Partnership recognizes income as earned on its leases. Rental payments received in advance are deferred until earned. All leases between the partnership and tenants of the property are operating leases.

Income Taxes:
-------------

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision has been made in the financial statements of the Partnership for income taxes. The Partnership reports certain transactions differently for tax than for financial statement purposes.

Fair Value of Financial Instruments:
------------------------------------

The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, based on estimated rates currently available, approximates its carrying balance.

Cash and Cash equivalents:
--------------------------

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.


Tenant Security Deposits:
-------------------------

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrow:
------------------

As a result of the 1996 refinancing, the Property makes monthly deposits to establish and maintain a replacement reserve designated for repairs and replacements at the property. At December 31, 1997, this reserve totaled approximately $428,000.

Advertising costs:
------------------

Advertising costs of approximately $185,000 in 1997 and $181,000 in 1996 were charged to expenses as incurred and are included in operating expenses.

                  RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

Note A - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------

Use of Estimates:
-----------------

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

Reclassifications:
------------------

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.


Note B - Mortgage note payable

On September 25, 1996, the Partnership refinanced its mortgage note payable with General Electric Capital Corporation ("GE Capital") in the aggregate amount of $47,000,000. The new loan bears interest at a rate of one month LIBOR plus 2.75% (8.4375% at December 31, 1997). Upon refinancing, the Partnership entered into an "Interest Rate Cap Agreement" with a third party which has a term of three years and provides for protection against the LIBOR rate exceeding 7.25%. The interest rate cap agreement was assigned by the Partnership to GE Capital as additional security on the loan. Principal and interest are payable by the Partnership in monthly installments of approximately $375,000 commencing on November 1, 1996 through September 27, 2001 with a balloon payment of approximately $43,514,000 due at maturity. In addition, the Partnership is required to pay GE Capital a repayment fee in the amount of $470,000 upon maturity, prepayment or after acceleration.

The Partnership is required to deposit into a capital improvement reserve a monthly amount of approximately $31,000, to be held by GE Capital and disbursed back to the Partnership for capital improvements and capital repairs to the property, as approved by GE Capital. At December 31, 1997, the balance of these reserves was approximately $428,000.

The mortgage note payable is nonrecourse and is secured by pledge of the Partnership's property and by pledge of revenues from the rental property.

Scheduled principal payments due on the mortgage note payable subsequent to December 31, 1997, based on the current interest rate, are as follows (in thousands):

                      December 31, 1998               $    625
                                   1999                    680
                                   2000                    740
                                   2001                 44,112
                                                      --------
                                                      $ 46,157
                                                      ========

                  RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

Note C - Investment Properties and Accumulated Depreciation (in thousands)

                                           Initial Cost
                                         To Partnership
                                   ---------------------------

                                                    Buildings        Cost
                                                   and Related   Capitalized
                                                    Personal    Subsequent to
Description               Encumbrances     Land     Property     Acquisition
-----------               ------------     ----     --------     -----------


Riverside Park               $46,157      $6,357     $52,768      $14,110
                              ------       -----      ------       ------

            Totals           $46,157      $6,357     $52,768      $14,110
                              ======       =====      ======       ======

                          Gross Amount At Which Carried
                              At December 31, 1997

                                Buildings
                               And Related
                                Personal                  Accumulated     Date    Depreciable
 Description          Land      Property       Total     Depreciation   Acquired   Life-Years
 -----------          ----      --------       -----     ------------   --------   ----------

 Riverside Park      $6,357     $66,878       $73,235     $31,697       05/15/86     5-27.5
                      -----      ------        ------      ------

          Totals     $6,357     $66,878       $73,235     $31,697
                      =====      ======        ======      ======

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                      Years Ended December 31,
                                          1997      1996
                                        -------   -------

Investment Properties
---------------------

Balance at beginning of year            $72,520   $71,899
         Property improvements              715       621
                                        -------   -------
Balance at end of year                  $73,235   $72,520
                                        =======   =======

Accumulated Depreciation
------------------------

Balance at beginning of year            $28,930   $26,065
         Additions charged to expense     2,767     2,865
                                        -------   -------
Balance at end of year                  $31,697   $28,930
                                        =======   =======

                  RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

Note C - Investment Properties and Accumulated Depreciation (in thousands)
         (continued)

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996 is approximately $66,878,000 and $66,163,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is approximately $42,877,000 and $40,111,000, respectively.

Note D - Income Taxes

The following is a reconciliation of reported net loss and Federal taxable income (loss) (in thousands):

                                                    1997               1996
Net loss as reported                             $  (1,034)        $  (1,553)
Depreciation differences                                (9)              201
Deferred revenue                                       152                --
Other                                                  (26)               33
                                                  --------          --------

Taxable loss                                     $    (917)        $  (1,319)
                                                  ========          ========


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 1997 (in thousands):

Partners' deficit for financial

 statement purposes                             $  (1,416)
Accumulated depreciation                          (11,190)
Deferred revenue                                      152
Other                                                  14
                                                 --------
Partners' deficit for federal income
 tax purposes                                   $ (12,440)
                                                =========

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Limited Partnership Agreement ("Partnership Agreement") provides for payments to affiliates for property management services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase commencing in January 1989.

On October 28, 1997, Insignia Financial Group ("Insignia") acquired 100% of the Class B stock of First Winthrop Corporation ("FWC"), the sole shareholder of the Partnership's General Partner. In connection with this transaction, a nominee of Insignia was elected as a director of the General Partner and has been appointed to the board of directors of the General Partner. The nominee has the authority to appoint members to a newly created residential committee. This committee is generally authorized to act on behalf of the General Partner in managing the business activities of the Registrant. On October 28, 1997, the Partnership terminated Winthrop Management as the managing agent, and appointed an affiliate of Insignia to assume management of the property. The General Partner does not believe this transaction will have a material effect on the affairs and operations of the Registrant.

                  RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

Note E - Transactions with Affiliated Parties (continued)

The following fees were paid to affiliates of Insignia, FWC, and affiliates of FWC during the years ended December 31, 1997 and 1996 (in thousands):

                                                          1997     1996
                                                          ----     ----

            Property management fees (included in
              operating expenses)                         $423     $415
            Partnership and investor service fees
              (included in general and administrative
              expenses)                                    186      176


As of December 31, 1997, Insignia owns 200.58 (approximately 35.4% of the 566 Units outstanding) limited partner Units of the Partnership.

Note F - Distributions

During the year ended December 31, 1997, the Partnership paid distributions totaling approximately $1,459,000 to the partners. For the year ended December 31, 1996, the Partnership paid distributions of approximately $7,742,000 to the partners; approximately $6,575,000 of the 1996 distribution was from loan proceeds from refinancing. The remaining distributions were made from cash available for distribution (as defined in the Partnership Agreement) from the prior year or funds that had been reserved from operations in prior years.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         ----------------------------------------------------------------

         None.

                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
         -------------------------------------------------------------

         The Registrant has no officers or directors. The General Partner manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. On October 28, 1997, IPT I LLC ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"), was admitted as an associate general partner of the General Partner. Pursuant to the terms of the Second Amended and Restated Agreement of Limited Partnership of the General Partner, IPT has the right to cause the General Partner to take such action as it deems necessary in connection with the activities of the Registrant.

         As of March 1, 1998, the names of the directors and executive officers of the General Partner and the position held by each of them, are as follows:

                                                         Has Served as
                              Position Held with the     a Director or
  Name                       Managing General Partner    Officer Since
  ----                       ------------------------    -------------

Michael L. Ashner            Chief Executive Officer        1-96

Carroll D. Vinson            Vice President - Residential   10-97

Edward Williams              Chief Financial Officer        4-96
                             Vice President and
                             Treasurer

Peter Braverman              Senior Vice President          1-96

         Michael L. Ashner, age 46, has been the Chief Executive Officer of the General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Carroll D. Vinson, age 57, has been Vice President - Residential of the General Partner since October 1997. He has acted as Chief Operating Officer of Insignia Properties Trust since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm.

         Edward V. Williams, age 57, has been the Chief Financial Officer of the General Partner since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 46, has been a Senior Vice President of the General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; and Winthrop Miami Associates Limited Partnership.

         Except as indicated above, neither the Registrant nor the General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of the General Partner.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer or beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10. Executive Compensation.
         ----------------------

         The Registrant is not required to and did not pay any compensation to the officers or directors of the General Partner. The General Partner does not presently pay any compensation to any of its officers (See "Item 12, Certain Relationships and Related Transactions").

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

         (a) Security ownership of Certain Beneficial Owners.
             -----------------------------------------------

         The General Partner owns all of the general partnership interests in the Registrant. As general partner, it is entitled, in the aggregate, to 3% of the Registrant's net income or loss for tax purposes and to cash flow from normal operations. Under the Registrant's Partnership Agreement, the right to manage the business of the Registrant is vested in the General Partner.

         The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 1997.

          Name of                         Amount and nature of
     Beneficial Owner                       Beneficial Owner         % of Class
     ----------------                       ----------------         ----------

Insignia Financial Group Inc.(1)                 200.58                 35.44

---------------

(1) Information is derived from the Schedule 13D filed by Insignia with the Securities and Exchange Commission. The principal office of Insignia is One Insignia Financial Plaza, Greenville, South Carolina 29602.

         As a result of its ownership of 200.58 limited partnership units, Insignia could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner. Under the Registrant's Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

         (b) Security Ownership of Management.
             --------------------------------

         Except with respect to the tender offer referenced above, none of the officers, directors or general partners of the General Partner individually owns or possesses the right to acquire any Units in the Registrant.

         (c) Changes in Control.
             ------------------

         There exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant except as follows:

         On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the associated general partner of the General Partner.

Item 12. Certain Relationships and Related Transactions.
         ----------------------------------------------

         (a) Transactions with Management and Others.
             ---------------------------------------

         The General Partner receives no remuneration or other compensation from the Registrant.

         Under the Registrant's Partnership Agreement, the General Partner and its affiliates are entitled to receive various fees, commissions, cash distributions, allocation of taxable income or loss and expense reimbursements from the Registrant. The following table sets forth the amounts of the fees, commissions and cash distributions which the Registrant paid to or accrued for the account of the General Partner and its affiliates for the years ended December 31, 1997 and 1996 (in thousands):

Recipient                         Type of Compensation            1997   1996
                                                                  ----   ----

Winthrop Management               Property Management Fee(1)(2)   $353   $415
Winthrop Management               Investor Service Fee(2)(3)       162    176
Insignia Residential Group, L.P.  Property Management Fee(4)        70     --
Insignia Financial Group, Inc.    Investor Service Fee(2)(3)        24     --
Winthrop Financial Associates     Cash Distribution(5)              44    101

    TOTAL:                                                        $653   $692
-------------

(1)      Equal to 4% of gross collected revenues of the Property.
(2) Until October 28, 1997, Winthrop Management provided such services for the Registrant. Subsequent to October 28, 1997, Insignia provided such services.
(3)      Equal to $110,000 increased by 6% annually beginning January 1989.
(4) Commencing October 28, 1997, Insignia Residential Group began providing such services for the Registrant.
(5)      Equal to 3% of total cash distributed to partners.

         (b) Certain Business Relationships.
             ------------------------------

         The Registrant has no business relationship with entities of which the officers, directors or general partners of the General Partner are officers, directors or ten percent shareholders other than as set forth in Item 11(a) above.

         As a result of its ownership of 200.58 limited partnership Units, Insignia could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Registrant's Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia would in all likelihood vote the Units it acquired in a manner favorable to the interests of the General Partner because of its affiliation with the General Partner.

         (c) Indebtedness of Management.
             --------------------------

         As of December 31, 1997, there is no indebtedness to the Registrant by the General Partner or any of its officers, directors or general partners.

         (d) Transactions with Promoters.
             ---------------------------

         None.

Item 13. Exhibits and Reports on Form 8-K.
         --------------------------------

(a)      Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)      Reports on Form 8-K - None

                                   SIGNATURES
                                   ----------

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

                             RIVERSIDE PARK ASSOCIATES LIMITED
                             PARTNERSHIP

                             By:  WINTHROP FINANCIAL ASSOCIATES,
                                  A LIMITED PARTNERSHIP,
                                  General Partner

                                  By: /s/ Michael L. Ashner
                                     ---------------------------
                                     Michael L. Ashner
                                     Chief Executive Officer

                                  Date:  March 31, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name            Title                    Date
--------------            -----                    ----

/s/ Michael Ashner        Chief Executive          March 31, 1998
------------------        Officer and Director
Michael Ashner

/s/ Edward Williams       Chief Financial Officer  March 31, 1998
------------------
Edward Williams

/s/ Carroll Vinson        Vice President -         March 31, 1998
------------------         Residential
Carroll Vinson

                                Index to Exhibits
                                -----------------

Exhibit
Number   Document
------   --------

3.4. Riverside Park Associates Limited Partnership Amended and Restated Limited partnership Agreement, dated July 15, 1986(1)

3.4. Certificate of Limited Partnership of Riverside Park Associates Limited Partnership, filed with the Secretary of State of Delaware May 14, 1986(2)

3.4.(c) Amendment to Amended and Restated Partnership Agreement of Riverside Park Associates Limited Partnership dated August 23, 1995 (3)

10(a) Loan Agreement, dated September 25, 1995, between the Registrant and General Electric Capital Corporation ("GECC")

10(b) Promissory Note, dated September 25 1996, from the Registrant to GECC in the original principal amount of $47,000,000

10(c) Deed of Trust, Security Agreement and Fixture Filing, dated as of September 25, 1996, between the Registrant and GECC

10(d) Residential Management Agreement dated July 2, 1986 between the Registrant and First Winthrop Properties, Inc.(2)

27       Financial Data Schedule

---------------
(1) Incorporated by reference to the Exhibits to the Registrant's Registration Statement on Form 10, filed on April 29, 1987. (Commission Partnership file number 0-15740.)
(2) Incorporated by reference to the Exhibits to the Registrant's Annual Report filed on Form 10-K, on March 30, 1988.