Form 10QSB
period 1998-03-31
RIVERSIDE PARK ASSOCIATES LP
filed 1998-05-14
CIK 813812

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from.........to.........


                         Commission file number 0-15740



                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP
       (Exact name of small business issuer as specified in its charter)


         Delaware                                              04-2924048
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                  One Insignia Financial Plaza, P. O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X  .  No      .


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)
                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                                 BALANCE SHEET
                                  (Unaudited)

                                 March 31, 1997
                        (in thousands, except unit data)



Assets
  Cash and cash equivalents                                       $  2,463
  Receivables and deposits                                             498
  Restricted escrows                                                   519
  Other assets                                                         945
  Investment properties:
       Land                                         $  6,357
       Buildings and related personal property        66,988
                                                      73,345
       Less accumulated depreciation                 (32,358)       40,987
                                                                  $ 45,412

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                $    218
  Tenant securities deposit liabilities                                178
  Accrued property taxes                                               196
  Other liabilities                                                    581
  Mortgage notes payable                                            45,992

Partners' Deficit:
  General partner's                                 $ (1,185)
  Limited partners' (566 units issued and
        outstanding)                                    (568)       (1,753)
                                                                  $ 45,412


                 See Accompanying Notes to Financial Statements


b)
                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                      Three Months Ended
                                                           March 31,
                                                      1998          1997
Revenues:
  Rental income                                    $ 2,414       $  2,379
  Other income                                         233            318
    Total revenues                                   2,647          2,697
Expenses:
  Operating                                          1,003            815
  General and administrative                            79             81
  Depreciation                                         661            716
  Interest expense                                   1,045          1,006
  Property taxes                                       196            181
    Total expenses                                   2,984          2,799

Net loss                                           $  (337)      $   (102)

Net loss allocated to general partner (3%)         $   (10)      $     (3)

Net loss allocated to limited partner (97%)           (327)           (99)
                                                   $  (337)      $   (102)

Net loss per limited partnership unit              $  (578)      $   (174)

Distributions per limited partnership unit         $    --       $  2,500


                 See Accompanying Notes to Financial Statements

c)
                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                             Limited
                                           Partnership    General     Limited
                                              Units      Partner's    Partners'      Total
Original capital contributions               566       $    --      $47,533      $47,533

Partners' deficit at December 31, 1997       566       $(1,175)     $  (241)     $(1,416)

Net loss for the three months ended
 March 31, 1998                               --           (10)        (327)        (337)


Partners' deficit at March 31, 1998          566       $(1,185)     $  (568)     $(1,753)

                 See Accompanying Notes to Financial Statements


d)
                 RIVERSIDE PARK ASSOCIATED LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Three Months Ended
                                                               March 31,
                                                           1998         1997
Cash flows from operating activities:
  Net loss                                              $  (337)     $  (102)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation                                            661          716
    Amortization of loan costs                               83           47
    Change in accounts:
       Receivables and deposits                            (161)          29
       Other assets                                         (26)         494
       Accounts payable                                     (23)         (47)
       Tenant security deposit liabilities                    8            2
       Accrued property taxes                               196          181
       Other liabilities                                    (50)        (158)

         Net cash provided by operating activities          351        1,162

Cash flows from investing activities:
    Property improvements and replacements                 (110)         (71)
    Net deposits to restricted escrows                      (91)         (92)

         Net cash used in investing activities             (201)        (163)

Cash flows from financing activities:
    Payments of mortgage notes payable                     (165)        (143)
    Distributions to partners                                --       (1,459)
    Payment of loan costs                                    --           (2)

         Net cash used in financing activities             (165)      (1,604)

Net decrease in cash and cash equivalents                   (15)        (605)

Cash and cash equivalents at beginning of period          2,478        2,636

Cash and cash equivalents at end of period              $ 2,463      $ 2,031

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $   962      $   960


                 See Accompanying Notes to Financial Statements


e)
                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Riverside Park Associates Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Winthrop Financial Associates, A Limited Partnership (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner, IPT I LLC ("IPT I"), the associate general partner of the General Partner, and IPT I's affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase commencing in January 1989.

On October 28, 1997, IPT I was admitted as an associate general partner of the General Partner. Pursuant to the terms of the Second Amended and Restated Agreement of Limited Partnership of the General Partner, IPT I has the right to cause the General Partner to take such action as it deems necessary in connection with the activities of the Partnership. On October 28, 1997, the Partnership terminated Winthrop Management as the managing agent, and appointed an affiliate of IPT I to assume management of the property. The General Partner does not believe this transaction will have a material effect on the affairs and operations of the Partnership.

On March 17, 1998, Insignia Financial Group, Inc. ("Insignia"), an affiliate of IPT I, entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will acquire control of IPT I and, in turn, the Partnership.

The following fees were paid to affiliates of IPT I and the General Partner during the three months ended March 31, 1998 and 1997 (in thousands):

                                                 1998         1997
Property management fees (included in
  operating expenses)                             $106        $103
Partnership and investor service fees
  (included in general and administrative
  expenses)                                         66          66


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's sole asset is a 1,222 unit apartment complex known as Riverside Park located in Fairfax County, Virginia. The property is leased to
tenants subject to leases of up to one year.   The average occupancy for the
first three months of 1998 was 93% compared to 98% for the corresponding period in 1997. Occupancy decreased primarily due to rental rate increases. These increases resulted in increased rental income for the period ended March 31, 1998. Physical occupancy at Riverside Park had improved to 96% by mid-April.

The Partnership's net loss increased from approximately $102,000 for the first three months of 1997 to $337,000 for the first three months of 1998. This increase in net loss is due to lower other income and increased operating expenses, which more than offset increased rental income and reduced depreciation expense. Other income decreased due to lower interest income on cash balances in the first three months of 1998 than in the comparable period in 1997 and lower tenant charges. Operating expenses increased due to higher property expenses and increased maintenance costs. The increase in rental income was due to increased rental rates at the property, as discussed above, that more than offset the lower average occupancy rate. Depreciation expense decreased due to certain assets becoming fully depreciated during 1997.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

At March 31, 1998, the Partnership held cash and cash equivalents of approximately $2,463,000 compared to approximately $2,031,000 at March 31, 1997. The net decrease in cash and cash equivalents for the first three months of 1998 is $15,000 compared to a net decrease of $605,000 for the first three months of 1997. Net cash provided by operations decreased due to the increased net loss, as discussed above, decreased cash provided by other assets due to the timing of prepaid expenses, and a decrease in cash received from receivables and deposits. Cash used in investing activities increased primarily due to increased property improvements and replacements. Cash used in financing activities decreased primarily due to the distribution to the partners paid during the first quarter of 1997. No distribution was made to the partners during the first quarter of 1998.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $45,992,000 is being amortized over 25 years with a balloon payment of approximately $43,514,000 due at maturity in September, 2001, at which time the property will either be refinanced or sold. Cash distributions of $1,459,000 were paid to the partners during the first three months of 1997; no distributions were paid during the corresponding period
in 1998.   Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings and the availability of cash reserves.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b)  Reports on Form 8-K:

            None filed during the quarter ended March 31, 1998.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   RIVERSIDE PARK ASSOCIATES
                                   LIMITED PARTNERSHIP


                                   By: Winthrop Financial Associates
                                       Its General Partner


                                   By: IPT I LLC
                                       Its Associate General Partner


                                   By: /s/Carroll D. Vinson
                                        Carroll D. Vinson
                                        Manager


                                   By: /s/William H. Jarrard
                                        William H. Jarrard, Jr.
                                        Manager


                                   Date:  May 14, 1998