Form 10QSB
period 1998-06-30
RIVERSIDE PARK ASSOCIATES LP
filed 1998-08-13
CIK 813812

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


                  For the quarterly period ended June 30, 1998


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

                                 BALANCE SHEET
                                  (Unaudited)

                                 June 30, 1998
                        (in thousands, except unit data)



Assets
  Cash and cash equivalents                               $ 2,602
  Receivables and deposits                                    679
  Restricted escrows                                          611
  Other assets                                                858
  Investment properties:
       Land                                     $  6,357
       Buildings and related personal property    67,289
                                                  73,646
       Less accumulated depreciation             (33,024)  40,622
                                                          $45,372

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                        $   407
  Tenant security deposit liabilities                         190
  Accrued property taxes                                      395
  Other liabilities                                           507
  Mortgage notes payable                                   45,834

Partners' Deficit:
  General partner's                             $(1,191)
  Limited partners' (566 units issued and
       outstanding)                                (770)   (1,961)
                                                          $45,372

                 See Accompanying Notes to Financial Statements

b)
                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                              Three Months Ended  Six Months Ended
                                   June 30,           June 30,
                               1998      1997      1998      1997
Revenues:
  Rental income               $2,523    $2,527    $4,937    $4,906
  Other income                   321       275       554       593
    Total revenues             2,844     2,802     5,491     5,499

Expenses:
  Operating                    1,036       932     2,039     1,727
  General and administrative      76        96       155       197
  Depreciation                   666       716     1,327     1,432
  Interest expense             1,075     1,039     2,120     2,045
  Property taxes                 199       198       395       379
    Total expenses             3,052     2,981     6,036     5,780

Net loss                      $ (208)   $ (179)   $ (545)   $ (281)

Net loss allocated to
  general partner (3%)        $   (6)   $   (5)   $  (16)   $   (8)
Net loss allocated to
  limited partners (97%)        (202)     (174)     (529)     (273)

                              $ (208)   $ (179)   $ (545)   $ (281)

Net loss per limited
  partnership unit            $ (357)   $ (307)   $ (935)   $ (482)

Distributions per limited
  partnership unit            $   --    $   --    $   --    $2,500

                 See Accompanying Notes to Financial Statements

c)
                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                          Limited
                                        Partnership  General   Limited
                                           Units    Partner's Partners'  Total

Original capital contributions              566      $    --   $47,533  $47,533

Partners' deficit at December 31, 1997      566      $(1,175)  $  (241) $(1,416)

Net loss for the six months ended
 June 30, 1998                               --          (16)     (529)    (545)

Partners' deficit at June 30, 1998          566      $(1,191)  $  (770) $(1,961)

                 See Accompanying Notes to Financial Statements


d)
                 RIVERSIDE PARK ASSOCIATED LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                        Six Months Ended
                                                            June 30,
                                                         1998      1997
Cash flows from operating activities:
  Net loss                                             $  (545)  $  (281)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation                                         1,327     1,432
    Amortization of loan costs                             167        93
    Change in accounts:
       Receivables and deposits                           (342)     (177)
       Other assets                                        (23)      436
       Accounts payable                                    166        90
       Tenant security deposit liabilities                  20        (1)
       Accrued property taxes                              395       362
       Other liabilities                                  (124)     (122)

         Net cash provided by operating activities       1,041     1,832

Cash flows from investing activities:
    Property improvements and replacements                (411)     (304)
    Net deposits to restricted escrows                    (183)     (183)

         Net cash used in investing activities            (594)     (487)

Cash flows from financing activities:
    Payments of mortgage notes payable                    (323)     (286)
    Distributions to partners                               --    (1,459)
    Payment of loan costs                                   --        (2)

         Net cash used in financing activities            (323)   (1,747)

Net increase (decrease) in cash and cash equivalents       124      (402)

Cash and cash equivalents at beginning of period         2,478     2,636

Cash and cash equivalents at end of period             $ 2,602   $ 2,234

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $ 1,953   $ 1,952

                 See Accompanying Notes to Financial Statements

e)
                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Riverside Park Associates Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Winthrop Financial Associates, A Limited Partnership (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

On March 17, 1998, Insignia Financial Group, Inc. ("Insignia"), an affiliate of IPT I, entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will acquire control of IPT I and, in turn, the Partnership.

The following fees were paid to affiliates of IPT I and the General Partner during the six months ended June 30, 1998 and 1997 (in thousands):

                                                  1998     1997
Property management fees (included in operating
 expenses)                                        $218     $210
Reimbursements for services of affiliates and
 investor service fees (included in general
 and administrative expenses)                      134      141


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's sole asset is a 1,222 unit apartment complex known as Riverside Park located in Fairfax County, Virginia. The property is leased to
tenants subject to leases of up to one year.   The average occupancy for the
first six months of 1998 was 95% compared to 99% for the corresponding period in 1997. Occupancy decreased primarily due to slower market conditions. Physical occupancy at Riverside Park had improved to 98% by mid-July 1998.

The Partnership realized a net loss of approximately $545,000 for the six months ended June 30, 1998 compared to a net loss of approximately $281,000 for the six months ended June 30, 1997. The Partnership's net loss for the three months ended June 30, 1998 was approximately $208,000 compared to a net loss of approximately $179,000 for the three months ended June 30, 1997. Contributing to the increase in net loss was increased operating expense, which more than offset reduced depreciation expense. Total revenues remained stable for the six months ended June 30, 1998 compared to the six months ended June 30, 1997, as rental rate increases offset a decrease in average occupancy. Operating expenses increased due to increased maintenance costs. Maintenance expenses increased as a result of deferred maintenance being performed at the property as well as additional on site personnel hired for ongoing maintenance needs. Depreciation expense decreased due to certain assets becoming fully depreciated during 1997.

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

At June 30, 1998, the Partnership held cash and cash equivalents of approximately $2,602,000 compared to approximately $2,234,000 at June 30, 1997. The net increase in cash and cash equivalents for the six months ended June 30, 1998 is $124,000 compared to a net decrease of $402,000 for the six months ended June 30, 1997. Net cash provided by operations decreased due to the increased net loss, as discussed above, decreased cash provided by other assets due to the timing of prepaid expenses, and a decrease in cash received from receivables and deposits due to the timing of payments. Cash used in investing activities increased due to increased property improvements and replacements. Cash used in financing activities decreased primarily due to the distribution to the partners paid during the six months ended June 30, 1997. No distribution was made to the partners during the six months ended June 30, 1998.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and the other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $45,834,000 is being amortized over 25 years with a balloon payment of approximately $43,514,000 due at maturity in September, 2001, at which time the property will either be refinanced or sold. Cash distributions of $1,459,000 were paid to the partners during the six months ended June 30, 1997; no distributions were paid during the corresponding period in 1998. Future cash distributions will depend on the levels of net cash generated from operations, a property sale, or refinancing and the availability of cash reserves.

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

       b) Reports on Form 8-K:

          None filed during the quarter ended June 30, 1998.


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


                                   Date: August 13, 1998