Form 10QSB
period 1998-09-30
RIVERSIDE PARK ASSOCIATES LP
filed 1998-11-13
CIK 813812

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


               For the quarterly period ended September 30, 1998


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

                        55 Beattie Place, P. O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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

                                 BALANCE SHEET
                                  (Unaudited)

                               September 30, 1998
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents                               $ 2,121
  Receivables and deposits                                    489
  Restricted escrows                                          703
  Other assets                                                779
  Investment properties:
       Land                                     $  6,357
       Buildings and related personal property    67,838
                                                  74,195
       Less accumulated depreciation             (33,690)  40,505
                                                          $44,597

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                        $   206
  Tenant security deposit liabilities                         203
  Accrued property taxes                                      205
  Other liabilities                                           495
  Mortgage notes payable                                   45,685

Partners' Deficit:
  General partner's                             $(1,198)
  Limited partners' (566 units issued and
       outstanding)                                (999)   (2,197)
                                                          $44,597

                 See Accompanying Notes to Financial Statements

b)
                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                             Three Months Ended  Nine Months Ended
                                September 30,      September 30,
                               1998      1997      1998      1997
Revenues:
  Rental income               $ 2,664   $ 2,474   $ 7,601   $ 7,380
  Other income                    206       273       760       866
  Casualty gain                    28        --        28        --
    Total revenues              2,898     2,747     8,389     8,246

Expenses:
  Operating                     1,108     1,031     3,147     2,758
  General and administrative       71        73       226       270
  Depreciation                    685       717     2,012     2,149
  Interest expense              1,082     1,043     3,202     3,088
  Property taxes                  188       190       583       569
    Total expenses              3,134     3,054     9,170     8,834

Net loss                      $  (236)  $  (307)  $  (781)  $  (588)

Net loss allocated to
  general partner (3%)        $    (7)  $    (9)  $   (23)  $   (18)
Net loss allocated to
  limited partners (97%)         (229)     (298)     (758)     (570)
                              $  (236)  $  (307)  $  (781)  $  (588)

Net loss per limited
  partnership unit            $  (404)  $  (526)  $(1,339)  $(1,007)

Distributions per limited
  partnership unit            $    --   $    --   $    --   $ 2,500

                 See Accompanying Notes to Financial Statements


c)
                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership  General   Limited
                                   Units    Partner's Partners'   Total

Original capital contributions      566      $    --   $47,533   $47,533

Partner' deficit at
 December 31, 1997                  566      $(1,175)  $  (241)  $(1,416)

Net loss for the nine months
 ended September 30, 1998            --          (23)     (758)     (781)

Partners' deficit at
 September 30, 1998                 566      $(1,198)  $  (999)  $(2,197)

                 See Accompanying Notes to Financial Statements

d)
                 RIVERSIDE PARK ASSOCIATED LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998      1997
Cash flows from operating activities:
  Net loss                                           $  (781)  $  (588)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation                                       2,012     2,149
    Amortization of loan costs                           250       140
    Casualty gain                                        (28)       --
    Change in accounts:
       Receivables and deposits                         (152)       74
       Other assets                                      (27)      307
       Accounts payable                                  (35)      (20)
       Tenant security deposit liabilities                33        (9)
       Accrued property taxes                            205       169
       Other liabilities                                (136)     (470)

         Net cash provided by operating activities     1,341     1,752

Cash flows from investing activities:
    Property improvements and replacements              (995)     (554)
    Net deposits to restricted escrows                  (275)     (275)
    Insurance proceeds                                    44        --

         Net cash used in investing activities        (1,226)     (829)

Cash flows from financing activities:
    Payments of mortgage notes payable                  (472)     (429)
    Distributions to partners                             --    (1,459)
    Payment of loan costs                                 --        (2)

         Net cash used in financing activities          (472)   (1,890)

Net decrease in cash and cash equivalents               (357)     (967)

Cash and cash equivalents at beginning of period       2,478     2,636

Cash and cash equivalents at end of period           $ 2,121   $ 1,669

Supplemental disclosure of cash flow information:
  Cash paid for interest                             $ 2,952   $ 2,948

                 See Accompanying Notes to Financial Statements

e)
                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Riverside Park Associates Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Winthrop Financial Associates, A Limited Partnership (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

The following fees were paid to affiliates of IPT I and the General Partner during the nine months ended September 30, 1998 and 1997:

                                                  1998    1997
                                                 (in thousands)
Property management fees (included in operating
 expenses)                                        $332    $316
Reimbursements for services of affiliates and
 investor service fees, including $3,000 of
 construction services reimbursements in the
 nine months ended September 30, 1998 (included
 in general and administrative expenses)           204     191

NOTE C - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of IPT I. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls IPT I. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's sole asset is a 1,222 unit apartment complex known as Riverside Park located in Fairfax County, Virginia. The property is leased to
tenants subject to leases of up to one year.   The average occupancy was 96% for
the first nine months of both 1998 and 1997.

The Partnership realized a net loss of approximately $781,000 for the nine months ended September 30, 1998 compared to a net loss of approximately $588,000 for the nine months ended September 30, 1997. The Partnership's net loss for the three months ended September 30, 1998 was approximately $236,000 compared to a net loss of approximately $307,000 for the three months ended September 30, 1997. Contributing to the increase in net loss for the nine months ended September 30, 1998 as compared to 1997 were increased operating expenses and decreased other income, which more than offset an increase in rental income and reduced depreciation expense. Operating expenses increased due to increased maintenance costs. Maintenance expenses increased as a result of deferred maintenance being performed at the property as well as additional on site personnel being hired for ongoing maintenance needs. Other income decreased due to a decrease in utility income. Rental income increased due to increased rental rates and decreased concessions. Depreciation expense decreased due to certain assets becoming fully depreciated during 1997. In addition, a casualty gain resulted from a fire that damaged one unit at the apartment complex during 1998. The insurance proceeds received for this damage were in excess of the undepreciated basis of the damaged property that was written off. The decrease in the net loss for the three months ended September 30, 1998 compared to September 30, 1997 is due primarily to an increase in rental income, partially offset by a decrease in other income and increased operating expenses, as discussed above.

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

At September 30, 1998, the Partnership held cash and cash equivalents of approximately $2,121,000 compared to approximately $1,669,000 at September 30, 1997. The net decrease in cash and cash equivalents for the nine months ended September 30, 1998 is $357,000 compared to a net decrease of $967,000 for the nine months ended September 30, 1997. Net cash provided by operations decreased due to the increased net loss, as discussed above, increased cash used for other assets due to the timing of payments, and a decrease in cash received from receivables and deposits due to the timing of payments. Cash used in investing activities increased due to increased property improvements and replacements. Cash used in financing activities decreased primarily due to the distribution to the partners paid during the nine months ended September 30, 1997. No distribution was made to the partners during the nine months ended September 30, 1998.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and the other operating needs of the Partnership and to comply with Federal, State, and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner is currently assessing the need for capital improvements at the Partnership's property. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term. The mortgage indebtedness of approximately $45,685,000 is being amortized over 25 years with a balloon payment of approximately $43,514,000 due at maturity in September, 2001. The General Partner will attempt to refinance such indebtedness or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure. Cash distributions of $1,459,000 were paid to the partners during the nine months ended September 30, 1997. No distributions were paid during the corresponding period in 1998. Future cash distributions will depend on the levels of net cash generated from operations, a property sale or refinancing, and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit further distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of IPT I LLC ("IPT I"), the associate general partner of the General Partner of the Partnership. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls IPT I. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse effect upon the operations of the Partnership.

Risk Associated with the Year 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

       b) Reports on Form 8-K:

          None filed during the quarter ended September 30, 1998.


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


                               RIVERSIDE PARK ASSOCIATES
                               LIMITED PARTNERSHIP


                               By: Winthrop Financial Associates
                               Its General Partner


                               By: IPT I LLC
                               Its Associate General Partner


                               By: /s/Patrick Foye
                                   Patrick Foye
                                   Executive Vice President


                               By: /s/Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting
                                   (Duly Authorized Officer)


                               Date:  November 13, 1998