Form 10KSB
period 1998-12-31
RIVERSIDE PARK ASSOCIATES LP
filed 1999-03-31
CIK 813812

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period _________to_________

                         Commission file number 0-15740

                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP
       (Exact name of small business issuer as specified in its charter)

          Delaware                                            04-2924048
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

55 Beattie Place, P.O. Box 1089
Greenville, South Carolina                                        29602
(Address of principal executive offices)                        (Zip Code)

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None
         Securities registered under Section 12(g) of the Exchange Act:

                     Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $11,204,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. No market exists for the limited partnership interests of the Registrant; and therefore, no aggregate market value can be determined.
                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Riverside Park Associates Limited Partnership (the "Registrant" or "Partnership") was formed on May 14, 1986 pursuant to the Delaware Revised Uniform Limited Partnership Act for the purpose of operating and holding for investment an apartment complex known as "Riverside Park". Riverside Park consists of a 28.1-acre parcel of land in Fairfax County, Virginia, improved with three buildings containing 1,222 apartment units, 1,822 parking spaces, three swimming pools, five tennis courts and retail facilities (the land and improvements are referred to collectively herein as the "Property"). The general partner of the Registrant (the "General Partner") is Winthrop Financial Associates, A Limited Partnership. IPT I LLC ("IPT I"), an associate general partner of the General Partner, has the right to cause the General Partner to take such actions as it deems advisable with respect to the Partnership (see "Transfer of Control" below). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

The Registrant was initially capitalized with a capital contribution from the General Partner in the amount of $99.00. The Registrant raised an additional $47,532,600 in capital contributions through an offering of 566 units of limited partnership interest (the "Units") in the Registrant. At March 30, 1987, subscriptions for all 566 Units had been received by the Registrant and investors subscribing for such Units had been admitted to the Registrant as limited partners (the "Limited Partners").

The Registrant has no employees. Property management services are provided for the Registrant by affiliates of the General Partner.




The business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Property. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments at the Property and the rents that may be charged for such apartments. While the General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for apartments is local. In addition, various limited partnerships have been formed by the General Partner and/or affiliates to engage in business which may be competitive with the Partnership.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.
The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfer of Control

On October 28, 1997, IPT I was admitted as an associate general partner of the General Partner. Pursuant to the terms of the Second Amended and Restated Agreement of Limited Partnership of the General Partner, IPT I has the right to cause the General Partner to take such action as it deems necessary in connection with the activities of the Partnership. On October 28, 1997, the Partnership terminated Winthrop Management as the managing agent and appointed an affiliate of IPT I to assume management of the property. In addition, Insignia Financial Group, Inc. ("Insignia") acquired from an affiliate of the General Partner the 200.66 Units (the "Acquired Units") which such affiliate owned.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and Insignia Properties Trust ("IPT"), the sole shareholder of IPT I, merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired control of IPT I and, therefore, the Partnership and the Acquired Units. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.
ITEM 2.  DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investment in the Property:

                              Date of           Type of
          Property            Purchase         Ownership              Use

Riverside Park                 05/86     Fee ownership subject     Apartment
 Fairfax County, Virginia                  to first mortgage      1,222 units

SCHEDULE OF PROPERTIES:

Set forth below is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis for the Property:

                      Gross
                    Carrying   Accumulated                          Federal
                      Value   Depreciation     Rate     Method     Tax Basis
                        (in thousands)                           (in thousands)

Riverside Park       $74,747     $34,325    5-27.5 yrs.   S/L       $29,256

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loan encumbering the Partnership's investment property:


                  Principal                                     Principal

                 Balance At                                      Balance



                December 31,    Interest   Period   Maturity      Due At

Property            1998          Rate    Amortized   Date     Maturity (3)

               (in thousands)                                 (in thousands)


Riverside Park

1st mortgage       $45,517     8.3125%(2)    (1)    09/27/01     $43,220


(1)The principal balance is amortized over 25 years with a balloon payment due September 27, 2001.
(2)Interest rate is based on the 30 day LIBOR + 2.75%.
(3)See "Item 7 - Financial Statements - Note C" for information with respect to the Partnership's ability to prepay this loan and other specific information about the loan terms.
SCHEDULE OF RENTAL RATES AND OCCUPANCY:

Average annual rental rates and occupancy for 1998 and 1997:


                        Average Annual          Average Annual

                         Rental Rates              Occupancy

     Property          1998        1997        1998        1997


Riverside Park      $8,775/unit $8,440/unit     96%         95%


As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The Property is subject to competition from other residential apartment complexes in the area. The General Partner believes that the Property is adequately insured and is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age. The property is an apartment complex which leases units for lease terms of one year or less. No tenant leases 10% or more of the available rental space.

SCHEDULE OF REAL ESTATE TAXES AND RATES:

Real estate taxes and rates for 1998:


                             1998         1998

                            Billing       Rate

                        (in thousands)



Riverside Park               $757         1.23%


CAPITAL IMPROVEMENTS:

During 1998, the Partnership completed approximately $1,734,000 of capital improvements at Riverside Park, consisting primarily of carpet and other floor covering, building improvements, heating and water heater replacement, roof replacement, major sewer replacement, and balcony and pool repairs. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $4,875,000 of capital improvements over the near term. Having been determined that extensive capital improvements are needed over the next two to three years, the General Partner is still in the process of determining what the 1999 capital improvements will be.

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.
                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED PARTNER MATTERS

As of December 31, 1998, there were 666 holders of record of the 566 Units. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. As of December 31, 1998, Insignia, an affiliate of AIMCO, owned approximately 200.66 Units of limited partnership interest or 35.31%.

The Registrant's Partnership Agreement requires that any cash flow (as defined therein) be distributed to the partners at such times during each calendar year as the General Partner determines, but in any event not later than sixty (60) days after the end of the Registrant's fiscal year. All distributions of cash flow are to be made in proportion to the partners' respective Percentage Interests (as defined in the Partnership Agreement). No distributions were declared or paid in 1998. In 1997, the Partnership made cash distributions from operations of approximately $1,459,000 ($2,500 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership had a net loss for the year ended December 31, 1998 of approximately $1,128,000 as compared to a net loss of approximately $1,034,000 for the corresponding period in 1997. The increase in net loss for 1998 was primarily due to an increase in total expenses partially offset by an increase in total revenues. The increase in total expenses is primarily attributable to an increase in operating expenses, primarily due to increased property and maintenance expenses. Certain salaries and maintenance costs increased as a result of deferred maintenance performed at the property in 1998. Also contributing to the increase in total expenses is an increase in property tax expense primarily related to an increase in personal property taxes in 1998, and an increase in interest expense related to amortization of mortgage-related costs. These increases in expenses are partially offset by a decrease in general and administrative expense. Included in general and administrative expense for the years ended December 31, 1998 and 1997 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Revenues increased due to an increase in rental income partially offset by a decrease in other income. The increase in rental income is primarily attributable to an increase in the average rental and occupancy rates at the property combined with a decrease in concessions. Other income decreased due to lower average cash balances maintained by the Partnership in interest bearing accounts in 1998.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 1998, the Partnership had cash and cash equivalents of approximately $2,078,000 as compared to approximately $2,478,000 at December 31, 1997. The net decrease in cash and cash equivalents for the year ended December 31, 1998 is approximately $400,000. The decrease in cash and cash equivalents is due to approximately $2,296,000 of cash provided by operating activities offset by cash used in investing and financing activities of approximately $2,056,000 and $640,000, respectively. Cash used in investing activities primarily consisted of capital improvements and net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership's property. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership, and to comply with Federal, state, and local legal and regulatory requirements. Having been determined that extensive capital improvements are needed over the next two to three years, the General Partner is still in the process of determining what the 1999 capital improvements will be. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $45,517,000 is being amortized over 25 years with a balloon payment of approximately $43,220,000 due at maturity in September 2001. The General Partner will attempt to refinance and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no cash distributions declared or paid during the year ended December 31, 1998. During 1997, the Partnership declared and paid distributions from operations in the amount of approximately $1,459,000. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.




Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems.



Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.



During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.
The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.
ITEM 7.  FINANCIAL STATEMENTS


RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP


LIST OF FINANCIAL STATEMENTS


Independent Auditors' Reports

Balance Sheet - December 31, 1998

Statements of Operations - Years ended December 31, 1998 and 1997

Statements of Changes in Partners' Capital (Deficit) - Years ended December 31,
  1998 and 1997

Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to Consolidated Financial Statements



                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Riverside Park Associates Limited Partnership

We have audited the accompanying balance sheet of Riverside Park Associates Limited Partnership (a Delaware limited partnership) as of December 31, 1998, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of Riverside Park Associates Limited Partnership as of December 31, 1997, were audited by other auditors whose report thereon dated January 21, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverside Park Associates Limited Partnership as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                        /s/KPMG Peat Marwick LLP


Greenville, South Carolina
March 15, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Riverside Park Associates Limited Partnership

We have audited the accompanying balance sheet of Riverside Park Associates Limited Partnership as of December 31, 1997, and the related statement of operations, changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverside Park Associates Limited Partnership as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                   /s/Reznick Fedder & Silverman



Bethesda, Maryland
January 21, 1998
                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                                 BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998





Assets

  Cash and cash equivalents                                     $  2,078

  Receivables and deposits                                           306

  Restricted escrows                                                 794

  Other assets                                                       693

  Investment properties (Notes C and D):

     Land                                           $  6,357

     Buildings and related personal property          68,390

                                                      74,747

     Less accumulated depreciation                   (34,325)     40,422


                                                                $ 44,293


Liabilities and Partners' Capital (Deficit)



Liabilities:

  Accounts payable                                              $    416

  Tenant security deposit liabilities                                205

  Other liabilities                                                  699

  Mortgage note payable (Note C)                                  45,517


Partners' Deficit:

  General partner's                                 $ (1,209)

  Limited partners' (566 units issued

     and outstanding)                                 (1,335)     (2,544)


                                                                $ 44,293

                 See Accompanying Notes to Financial Statements
                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)




                                                 Years Ended December 31,
                                                     1998         1997
Revenues:
 Rental income                                   $10,245      $ 9,764
 Other income                                        959        1,175

Total revenues                                    11,204       10,939

Expenses:
 Operating                                         4,219        3,841
 General and administrative                          318          371
 Depreciation                                      2,745        2,767
 Interest                                          4,291        4,266
 Property taxes                                      759          728

Total expenses                                    12,332       11,973

Net loss                                         $(1,128)     $(1,034)

Net loss allocated to general partner (3%)       $   (34)     $   (31)

Net loss allocated to limited partners (97%)      (1,094)      (1,003)



                                                 $(1,128)     $(1,034)

Net loss per limited partnership unit            $(1,933)     $(1,772)

Distributions per limited partnership unit       $    --      $ 2,500
                 See Accompanying Notes to Financial Statements
                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)



                                      Limited

                                    Partnership  General    Limited

                                       Units    Partner's  Partners'   Total


Original capital contributions         566      $    --    $47,533   $47,533


Partners' (deficit) capital at

 December 31, 1996                     566      $(1,100)   $ 2,177   $ 1,077


Distributions paid                      --          (44)    (1,415)   (1,459)


Net loss for the year ended

 December 31, 1997                      --          (31)    (1,003)   (1,034)


Partners' deficit  at

 December 31, 1997                     566       (1,175)      (241)   (1,416)





Net loss for the year ended

 December 31, 1998                                  (34)    (1,094)   (1,128)


Partners' deficit at

 December 31, 1998                     566      $(1,209)   $(1,335)  $(2,544)

                 See Accompanying Notes to Financial Statements
                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                     Years Ended December 31,
                                                         1998        1997
Cash flows from operating activities
  Net loss                                            $(1,128)    $(1,034)
  Adjustments to reconcile net loss to net cash
   Provided by operating activities:
    Depreciation                                        2,745       2,767
    Amortization of loan costs                            394         333
    Casualty loss                                          61          --
    Change in accounts:
      Receivables and deposits                             31         214
      Other assets                                        (85)        476
      Accounts payable                                    175          73
      Tenant security deposit liabilities                  35          16
      Other liabilities                                    68         120
        Net cash provided by operating
         activities                                     2,296       2,965

Cash flows from investing activities
  Property improvements and replacements               (1,734)       (715)
  Net deposits to restricted escrows                     (366)       (367)
  Insurance proceeds                                       44          --



        Net cash used in investing activities          (2,056)     (1,082)

Cash flows from financing activities
   Payments on mortgage note payable                     (640)       (580)
   Distributions to partners                               --      (1,459)
   Payment of loan costs                                   --          (2)
        Net cash used in financing activities            (640)     (2,041)

Net decrease in cash and cash equivalents                (400)       (158)

Cash and cash equivalents at beginning of year          2,478       2,636

Cash and cash equivalents at end of year              $ 2,078     $ 2,478

Supplemental disclosure of cash flow information:
Cash paid during the year for interest                $ 3,896     $ 3,936
                 See Accompanying Notes to Financial Statements
                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                         Notes to Financial Statements

                               December 31, 1998


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:

Riverside Park Associates Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed on May 14, 1986 to operate and hold for investment a three-building apartment complex known as Riverside Park (the "Property"). The Property consists of 1,222 apartment units, 1,822 parking spaces, and recreational and retail facilities situated on approximately 28.1 acres of land. The Partnership will terminate on December 31, 2035 unless terminated prior to such date. The general partner of the Partnership is Winthrop Financial Associates, A Limited Partnership, a Maryland Limited Partnership (the "General Partner" or "WFA"). IPT I LLC ("IPT I"), an associate general partner of the General Partner, has the right to cause the General Partner to take such action as it deems advisable with respect to the Partnership (See "Note B - Transfer of Control"). The directors and officers of IPT I also serve as executive officers of AIMCO.

The Partnership Agreement provides that the Partnership may sell additional limited partnership interests to raise additional equity, if the General Partner determines that additional funds are required.

Allocations to Partners:



Profits, losses and cash flow from normal operations are allocated 3% to the General Partner and 97% to the limited partners. After distribution of certain priority items, partnership residuals will be distributed 25% to the General Partner and 75% to the limited partners.

Investment Properties:

The Partnership's investment property consists of one apartment complex, which is stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in either of the years ended December 31, 1998 or 1997.

Depreciation:

Buildings and improvements are depreciated on the straight-line method over their estimated useful lives ranging from 10 to 27.5 years for buildings and improvements and from 5 to 10 years for furnishings for financial and reporting purposes. For income tax purposes, accelerated lives and methods are used.




Loan and Other Mortgage-Related Costs:

Loan and other mortgage-related costs of approximately $1,406,000 net of accumulated amortization of approximately $749,000, are included in other assets and are being amortized on a straight-line basis over various periods ranging from 36 to 60 months. Amortization of these costs are included in interest expense.

Leases:

The Partnership generally leases its apartment units for terms of twelve months or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision has been made in the financial statements of the Partnership for income taxes. The Partnership reports certain transactions differently for tax than for financial statement purposes.

Fair Value of Financial Instruments:

The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity based on estimated rates currently available approximates its carrying balance.

The Partnership has an interest rate CAP agreement to manage exposure to fluctuations in the LIBOR rate through September 1999. Costs paid associated with this agreement are amortized to interest expense over the term of the agreement.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks, demand deposits, money market funds, and certificates of deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the apartment and is current on rental payments.



Restricted Escrows

As a result of the 1996 refinancing, the Property makes monthly deposits of approximately $31,000 to a replacement reserve account held by the lender, with amounts disbursed back to the Partnership for repairs and replacements at the property. At December 31, 1998, this reserve totaled approximately $794,000.

Advertising Costs:

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $206,000 and $185,000 for the years ended December 31, 1998 and 1997, respectively.

Use of Estimates:

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

Segment Reporting:

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which is effective for years beginning after December 15, 1997. SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (See "Note I" for required disclosures).

Reclassifications:

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation. The reclassifications had no impact on the net loss or partners' deficit as previously reported.




NOTE B - TRANSFER OF CONTROL

On October 28, 1997, IPT I was admitted as an associate general partner of the General Partner. Pursuant to the terms of the Second Amended and Restated Agreement of Limited Partnership of the General Partner, IPT I has the right to cause the General Partner to take such action as it deems necessary in connection with the activities of the Partnership. On October 28, 1997, the Partnership terminated Winthrop Management as the managing agent and appointed an affiliate of IPT I to assume management of the property. In addition, Insignia Financial Group, Inc. ("Insignia") acquired from an affiliate of the General Partner the 200.66 Units (the "Acquired Units") which such affiliate owned.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and Insignia Properties Trust ("IPT"), the shareholder of IPT I, merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired control of IPT I and, therefore, the Partnership and the Acquired Units. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - MORTGAGE NOTE PAYABLE

The principle terms of the mortgage note payable are as follows:


                Principal   Monthly                         Principal



               Balance At   Payment    Stated                Balance

              December 31, Including  Interest  Maturity      Due At

Property          1998      Interest    Rate      Date       Maturity

                  (in thousands)                          (in thousands)

Riverside Park

1st mortgage     $45,517    $   382   8.3125%   09/27/01     $43,220


On September 25, 1996, the Partnership refinanced its mortgage note payable with General Electric Capital Corporation ("GE Capital") in the aggregate amount of $47,000,000. The new loan bears interest at the 30-day LIBOR plus 2.75% (8.3125% at December 31, 1998). Upon refinancing, the Partnership entered into an "Interest Rate Cap Agreement" with a third party which has a term of three years and provides for protection against the 30-day LIBOR exceeding 7.25%. The interest rate cap agreement was assigned by the Partnership to GE Capital as additional security on the loan. Principal and interest are payable by the Partnership in monthly installments of approximately $382,000 with a balloon payment of approximately $43,220,000 due at maturity. The Partnership is required to pay GE Capital a repayment fee in the amount of $470,000 upon maturity, prepayment or after acceleration. In addition, the Partnership is required to pay a prepayment premium equal to 1% of the outstanding balance of the loan if prepaid prior to September 30, 1999. Thereafter, the Partnership may prepay the loan without a prepayment premium.



The mortgage note payable is nonrecourse and is secured by pledge of the Partnership's property and by pledge of revenues from the rental property. The investment property may not be sold subject to the existing indebtedness.

Exposure to market risk on the interest rate CAP agreement results from fluctuations in the LIBOR rate during the term of the agreement. The Partnership is exposed to credit risk to the extent of nonperformance by the third party.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 1998, are as follows (in thousands):


                                1999      $   776

                                2000          833

                                2001       43,908


                                          $45,517



NOTE D - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                        Initial Cost

                                       To Partnership

                                       (in thousands)


                                               Buildings          Cost

                                              and Related      Capitalized

                                               Personal       Subsequent to

  Description     Encumbrances      Land       Property        Acquisition

                 (in thousands)                              (in thousands)


 Riverside Park      $45,517      $ 6,357       $52,768          $15,622




                Gross Amount At Which Carried

                     At December 31, 1998

                        (in thousands)

                        Buildings



                           and

                        Personal           Accumulated     Date   Depreciable

  Description    Land   Property   Total   Depreciation  Acquired  Life-Years

                                          (in thousands)


Riverside Park  $6,357   $68,390  $74,747    $34,325     05/15/86    5-27.5


Reconciliation of "Real Estate and Accumulated Depreciation":


                                          Years Ended December 31,

                                            1998          1997

                                              (in thousands)

Real Estate

Balance at beginning of year            $73,235       $72,520

  Property improvements                   1,734           715

  Property dispositions                    (222)           --

Balance at end of year                  $74,747       $73,235


Accumulated Depreciation

Balance at beginning of year            $31,697       $28,930



  Additions charged to expense            2,745         2,767

  Property dispositions                    (117)           --

Balance at end of year                  $34,325       $31,697



The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997 is approximately $74,747,000 and $66,878,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is approximately $45,491,000 and $42,877,000, respectively.

NOTE E - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reportable in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

                                       Years Ended December 31,
                                          1998         1997

Net loss as reported                  $   (1,128)  $   (1,034)
Depreciation differences                       8           (9)
Deferred revenue                             140          152
Other                                        (74)         (26)
Federal taxable loss                  $   (1,054)  $     (917)
Federal taxable loss per
 limited partnership unit             $(1,806.33)  $(1,570.67)



The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 1998 (in thousands):

Partners' deficit for financial
 statement purposes                          $ (2,544)
Accumulated depreciation                      (11,164)
Deferred revenue                                  154
Other                                           5,696
Partners' deficit for Federal income
 tax purposes                                $ (7,858)



NOTE F - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Limited Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase commencing in January 1989. The following transactions with the General Partner and/or its affiliates were incurred during 1998 and 1997:

                                                  1998        1997
                                                   (in thousands)
Property management fees (included in
  Operating expenses)                          $445        $423
Reimbursements for services of affiliates
and investor service fees (included in
 Operating, general and administrative
 Expenses, and investment properties) (1)       272         186

(1) Included in "Reimbursements for services of affiliates" for the year ended December 31, 1998 is approximately $5,000 in reimbursements for construction oversight costs. There were no reimbursements for construction oversight costs in 1997.

For the period from January 1, 1997 until October 28, 1997, Winthrop Management, an affiliate of the General Partner, was entitled to receive 4% of gross receipts from the Partnership's investment property as compensation for providing property management services, or approximately $353,000.
Additionally, Winthrop Management was paid approximately $162,000 of investor service fees for the same period of 1997. Commencing October 28, 1997, Insignia Residential Group, Inc. began providing such property management and investor services for the Partnership, for which they received payments of approximately $70,000 and $24,000, respectively, for the period from October 28 through December 31, 1997.

For the nine month period ended September 30, 1998, Insignia Residential Group, Inc. received approximately $332,000 for property management fees and approximately $204,000 of reimbursements for investor services fees and accountable administrative expenses. For the three month period ended December 31, 1998, AIMCO Management received approximately $113,000 for property management services. For this same period of 1998, an affiliate of AIMCO received reimbursements for investor services fees and accountable administrative expenses of approximately $68,000.

AIMCO currently owns, through an affiliate, 200.66 limited partnership units or 35.31% and could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner. Under the Registrant's Partnership Agreement, the voting rights of the limited partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.



NOTE G - DISTRIBUTIONS

There were no cash distributions paid or declared by the Partnership during 1998. During the year ended December 31, 1997, the Partnership paid distributions from operations totaling approximately $1,459,000 to the partners.

NOTE H - CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature in the ordinary course of business.

NOTE I - SEGMENT INFORMATION

Description of the Types of Products and Services from which the Reportable Segment Derives its Revenues: As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of one apartment complex located in the southeastern part of the United States. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of Segment Profit or Loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.



1998
                                         Residential     Other        Totals
 Rental income                           $10,245      $    --      $10,245
 Other income                                959           --          959
 Interest expense                          4,434           --        4,434
 Depreciation                              2,745           --        2,745
 General and administrative expense           --          318          318
 Segment loss                               (810)        (318)      (1,128)
 Total assets                             42,763        1,530       44,293
 Capital expenditures for investment
 Property                                  1,734           --        1,734




1997
                                         Residential     Other        Totals
 Rental income                           $ 9,764      $    --      $ 9,764
 Other income                              1,175           --        1,175
 Interest expense                          4,266           --        4,266
 Depreciation                              2,767           --        2,767
 General and administrative expense           --          371          371
 Segment loss                               (663)        (371)      (1,034)
 Total assets                             44,007        1,776       45,783
 Capital expenditures for investment
 Property                                    715           --          715



Item 8.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective October 20, 1998, the Registrant dismissed its prior Independent Auditors, Reznick, Fedder & Silverman ("Reznick"), and retained as its new Independent Auditors, KPMG Peat Marwick LLP. Reznick's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the General Partner's directors. During the calendar year ended 1997 and through October 20, 1998, there were no disagreements between the Registrant and Reznick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Reznick, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

Effective October 20, 1998, the Registrant engaged KPMG Peat Marwick LLP as its Independent Auditors. During the last two calendar years and through October 20, 1998, the Registrant did not consult KPMG Peat Marwick LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.



                                    PART III


Item 9.Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Riverside Park Associates Limited Partnership (the "Partnership" or the "Registrant") has no officers or directors. Winthrop Financial Associates, A Limited Partnership (the "General Partner") manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. On October 28, 1997, IPT I LLC ("IPT I") was admitted as an associate general partner of the General Partner. Pursuant to the terms of the Second Amended and Restated Agreement of Limited Partnership of the General Partner, IPT I has the right to cause the General Partner to take such action as it deems necessary in connection with the activities of the Registrant.

As of December 31, 1998, the names of the directors and executive officers of IPT I and the position held by each of them, are as follows:

Name                   Age  Position

Patrick J. Foye        41   Executive Vice President and Director

Timothy R. Garrick     42   Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of IPT I since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of



Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of IPT I since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

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




Item 10. Executive Compensation.

The Registrant is not required to and did not pay any compensation to the officers or directors of the General Partner. The General Partner does not presently pay any compensation to any of its officers.

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

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person or entity which is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the General Partner as a group as of December 31, 1998.

             Name and Address of               Amount and Nature of
               Beneficial Owner                  Beneficial Owner    % of Class

Insignia Financial Group Inc. ("Insignia") (1)     200.66 Units        35.31%
 55 Beattie Place, Greenville, SC 29601




(1)  Insignia is indirectly ultimately owned by AIMCO.

(b)  Security Ownership of Management.

None of the officers, directors or general partners of the General Partner individually owns or possesses the right to acquire any Units in the Registrant.



(c)  Changes in Control.

There exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant except as follows:

On October 28, 1997, IPT I was admitted as an associate general partner of the General Partner. Pursuant to the terms of the Second Amended and Restated Agreement of Limited Partnership of the General Partner, IPT I has the right to cause the General Partner to take such action as it deems necessary in connection with the activities of the Partnership. On October 28, 1997, the Partnership terminated Winthrop Management as the managing agent and appointed an affiliate of IPT I to assume management of the property. In addition, Insignia acquired from an affiliate of the General Partner the 200.66 Units (the "Acquired Units") which such affiliate owned.

As a result of the Insignia Merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired control of IPT I and therefore, indirect control of the General Partner. AIMCO and its affiliates currently own 35.31% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnership interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.



A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

Item 12. Certain Relationships and Related Transactions.

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase commencing in January 1989. The following transactions with the General Partner and its affiliates were incurred during 1998 and 1997:

                                                  1998        1997

Property management fees                       $445        $423

Reimbursements for services of affiliates
 and investor service fees (1)                  272         186

(1) Included in "Reimbursements for services of affiliates" for the year ended December 31, 1998 is approximately $5,000 in reimbursements for construction oversight costs. There were no reimbursements for construction oversight costs in 1997.



For the period from January 1, 1997 until October 28, 1997, Winthrop Management, an affiliate of the General Partner, was entitled to receive 4% of gross receipts from the Partnership's investment property as compensation for providing property management services, or approximately $353,000.
Additionally, Winthrop Management was paid approximately $162,000 of investor service fees for the same period of 1997. Commencing October 28, 1997, Insignia Residential Group, Inc. began providing such property management and investor services for the Partnership, for which they received payments of approximately $70,000 and $24,000, respectively, for the period from October 28 through December 31, 1997.

For the nine month period ended September 30, 1998, Insignia Residential Group, Inc. received approximately $332,000 for property management fees and approximately $204,000 of reimbursements for investor services fees and accountable administrative expenses. For the three month period ended December 31, 1998, AIMCO Management received approximately $113,000 for property management services. For this same period of 1998, an affiliate of AIMCO received reimbursements for investor services fees and accountable administrative expenses of approximately $68,000.

AIMCO currently owns, through an affiliate, 200.66 limited partnership units or 35.31% and could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner. Under the Registrant's Partnership Agreement, the voting rights of the limited partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in the Annual Report as set forth in said Index.

(b)  Reports on Form 8-K filed during the quarter ended December 31, 1998:

     Current Report on Form 8-K dated October 1, 1998 and filed October 16, 1998, disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.

     Current Report on Form 8-K filed on October 20, 1998, disclosing change in Registrant's certifying accountant from Reznick, Fedder and Silverman to KPMG Peat Marwick LLP.

     Current Report on Form 8-K/A filed October 28, 1998 disclosing former auditor's concurrence with revised reporting dates.



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

                              RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                              By: WINTHROP FINANCIAL ASSOCIATES,
                                  A LIMITED PARTNERSHIP,
                                  General Partner

                              By: IPT I LLC,
                                  Associate General Partner

                              By: /s/ Patrick J. Foye
                                  Patrick J. Foye
                                  Executive Vice President

                              By: /s/ Timothy R. Garrick
                                  Timothy R. Garrick
                                  Vice President - Accounting

                              Date:  March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Patrick J. Foye      Executive Vice President       Date:  March 31, 1999
Patrick J. Foye          and Director

/s/ Timothy R. Garrick   Vice President - Accounting    Date:  March 31, 1999
Timothy R. Garrick       and Director



                               Index to Exhibits

Exhibit
 Number    Document

  2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT; incorporated by reference to the Registrant's Current Report on Form 8-K dated October 1, 1998.

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

  10(a) Loan Agreement, dated September 25, 1995, between the Registrant and General Electric Capital Corporation ("GECC")

  10(b) Promissory Note, dated September 25 1996, from the Registrant to GECC in the original principal amount of $47,000,000

  10(c) Deed of Trust, Security Agreement and Fixture Filing, dated as of September 25, 1996, between the Registrant and GECC



  10(d) Residential Management Agreement dated July 2, 1986 between the Registrant and First Winthrop Properties, Inc.(2)

  16 Letter dated October 22, 1998 from the Registrant's former independent accountants regarding its concurrence with the statements made by the Registrant; incorporated by reference to the Registrant's Current Report on Form 8-K dated October.

  27       Financial Data Schedule

_______________
(1) Incorporated by reference to the Exhibits to the Registrant's Registration Statement on Form 10, filed on April 29, 1987. (Commission Partnership file number 0-15740.)

(2) Incorporated by reference to the Exhibits to the Registrant's Annual Report filed on Form 10-K, on March 30, 1988.