Form 10QSB
period 1999-03-31
RIVERSIDE PARK ASSOCIATES LP
filed 1999-05-12
CIK 813812

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


                 For the quarterly period ended March 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from          to


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

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999




Assets

  Cash and cash equivalents                                      $  2,612

  Receivables and deposits                                            485

  Restricted escrows                                                  123

  Other assets                                                        679

  Investment properties:

       Land                                          $  6,357

       Buildings and related personal property         68,590

                                                       74,947

       Less accumulated depreciation                  (35,012)     39,935

                                                                 $ 43,834
Liabilities and Partners' Deficit

Liabilities

  Accounts payable                                               $    218

  Tenant security deposit liabilities                                 207

  Accrued property taxes                                              199

  Other liabilities                                                   549

  Mortgage notes payable                                           45,349

Partners' Deficit:

  General partner's                                  $ (1,213)

Limited partners' (566 units issued and

        outstanding)                                   (1,475)     (2,688)

                                                                 $ 43,834


          See Accompanying Notes to Consolidated Financial Statements

b)
                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                                Three Months Ended

                                                     March 31,

                                                  1999        1998

Revenues:

  Rental income                                 $ 2,654    $ 2,414

  Other income                                      226        233

    Total revenues                                2,880      2,647

Expenses:

  Operating                                       1,042      1,003

  General and administrative                         79         79

  Depreciation                                      687        661

  Interest expense                                1,017      1,045

  Property taxes                                    199        196

    Total expenses                                3,024      2,984

Net loss                                        $  (144)   $  (337)

Net loss allocated to general partner (3%)      $    (4)   $   (10)

Net loss allocated to limited partner (97%)        (140)      (327)

                                                $  (144)   $  (337)

Net loss per limited partnership unit           $  (247)   $  (578)



          See Accompanying Notes to Consolidated Financial Statements

c)
                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)




                                 Limited

                               Partnership  General   Limited

                                  Units    Partner's Partners'    Total


Original capital contributions    566      $    --   $47,533    $47,533


Partners' deficit at

  December 31, 1998               566      $(1,209)  $(1,335)   $(2,544)


Net loss for the three months

  ended March 31, 1999             --           (4)     (140)      (144)


Partners' deficit at

  March 31, 1999                  566      $(1,213)  $(1,475)   $(2,688)

          See Accompanying Notes to Consolidated Financial Statements

d)
                 RIVERSIDE PARK ASSOCIATED LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                            Three Months Ended

                                                                March 31,

                                                              1999      1998

Cash flows from operating activities:

  Net loss                                                $  (144)   $  (337)

  Adjustments to reconcile net loss to net

   cash provided by operating activities:

    Depreciation                                              687        661

    Amortization of loan costs                                 86         83

    Change in accounts:

       Receivables and deposits                              (179)      (161)

       Other assets                                           (72)       (26)

       Accounts payable                                      (198)       (23)

       Tenant security deposit liabilities                      2          8

       Accrued property taxes                                 199        196

       Other liabilities                                     (150)       (50)

         Net cash provided by operating activities            231        351

Cash flows from investing activities:

    Property improvements and replacements                   (200)      (110)

    Net withdrawals from (deposits to) restricted escrows     671        (91)

         Net cash provided by (used in) investing

           activities                                         471       (201)

Cash flows used in financing activities:

    Payments on mortgage note payable                        (168)      (165)

Net increase (decrease) in cash and cash equivalents          534        (15)

Cash and cash equivalents at beginning of period            2,078      2,478

Cash and cash equivalents at end of period                $ 2,612    $ 2,463

Supplemental disclosure of cash flow information:

  Cash paid for interest                                  $   908    $   962


          See Accompanying Notes to Consolidated Financial Statements


e)
                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Riverside Park Associates Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Winthrop Financial Associates, A Limited Partnership (the "General Partner"), the general partner of the partnership, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended
December 31, 1998.

NOTE B - TRANSFER OF CONTROL

On October 28, 1997, an affiliate of Insignia Financial Group, Inc. ("Insignia") was admitted as an associate general partner of the General Partner. Pursuant to the terms of the Second Amended and Restated Agreement of Limited Partnership of the General Partner, the associate general partner has the right to cause the General Partner to take such action as it deems necessary in connection with the operation of the Partnership. On October 28, 1997, the Partnership terminated Winthrop Management as the managing agent and appointed an affiliate of Insignia to assume management of the property. In addition, Insignia acquired from an affiliate of the General Partner the 200.66 Units (the "Acquired Units") which such affiliate owned.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and Insignia Properties Trust ("IPT") merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired control of the associate general partner and the Acquired Units. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

On February 26, 1999, the interest of the associate general partner was transferred to an affiliate of AIMCO.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase. The following transactions with the General Partner and/or its affiliates were incurred during the three months ended March 31, 1999 and 1998:

                                                  1999        1998
                                                   (in thousands)
Property management fees (included in
  operating expenses)                            $115        $106
Reimbursement for services of affiliates
  and investor service fees (included
  in general and administrative expenses)          68          68

During the three months ended March 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 4% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $115,000 and $106,000 for the three months ended March 31, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $68,000 and $66,000 for the three months ended March 31, 1999 and 1998, respectively.

NOTE D - SEGMENT REPORTING

Description of the Types of Products and Services from which the Reportable Segment Derives its Revenues: The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of one apartment complex located in Fairfax County, Virginia. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of Segment Profit or Loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the following tables (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                     Residential   Other     Totals
Rental income                       $ 2,654     $    --    $ 2,654
Other income                            221           5        226
Interest expense                      1,017          --      1,017
Depreciation                            687          --        687
General and administrative expense       --          79         79
Segment loss                            (70)        (74)      (144)
Total assets                         41,813       2,021     43,834
Capital expenditures for investment
  property                              200          --        200


1998
                                     Residential   Other     Totals
Rental income                       $ 2,414     $    --    $ 2,414
Other income                            225           8        233
Interest expense                      1,045          --      1,045
Depreciation                            661          --        661
General and administrative expense       --          79         79
Segment loss                           (266)        (71)      (337)
Total assets                         42,985       2,427     45,412
Capital expenditures for investment
  property                              110          --        110


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussions of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's sole asset is a 1,222 unit apartment complex known as Riverside Park located in Fairfax County, Virginia. The property is leased to
tenants subject to leases of up to one year.   The average occupancy for the
first three months of 1999 was 96% compared to 93% for the corresponding period in 1998. Occupancy increased primarily due to a more aggressive marketing program and a stronger local economy.

Results of Operations

The Partnership realized a net loss for the three months ended March 31, 1999 of approximately $144,000 compared to a net loss of approximately $337,000 for the corresponding period in 1998. The decrease in net loss for 1999 was primarily due to an increase in total revenues partially offset by an increase in total expenses. The increase in total revenues is primarily attributable to an increase in rental income as a result of increased occupancy and average rental rates at the property. Total expenses increased primarily due to an increase in operating and depreciation expenses partially offset by a decrease in interest expense. The increase in operating expense is primarily attributable to an increase in administrative, property, and advertising expenses partially offset by a decrease in maintenance expense. The increase in depreciation is attributable to fixed assets placed in service during the last twelve months. The decrease in interest expense is due to a reduction in the variable mortgage interest rate charged in 1999. Other items of expense remained relatively constant for the three months ended March 31, 1999 as compared to the same period of 1998.

Included in general and administrative expense for the three months ended March 31, 1999 and 1998 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 1999, the Partnership held cash and cash equivalents of approximately $2,612,000 compared to approximately $2,463,000 at March 31, 1998. The net increase in cash and cash equivalents of approximately $534,000 from the Partnership's year ended December 31, 1998 is due to approximately $231,000 of net cash provided by operating activities combined with approximately $471,000 of net cash provided by investing activities, which were partially offset by approximately $168,000 of net cash used in financing activities. Cash provided by investing activities consisted of net withdrawals from escrow accounts maintained by the mortgage lender, partially offset by property improvements and replacements. Cash used in financing activities consisted of payments made on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and the other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Partnership's investment property are as follows.

During the three months ended March 31, 1999, the Partnership expended approximately $200,000 for capital improvements and replacements at its investment property, consisting primarily of carpet and other floor covering replacements and interior and exterior building improvements. These improvements were funded from Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $4,875,000 of capital improvements over the near term. Having been determined that extensive capital improvements are needed over the next two to three years, the General Partner is still in the process of determining the extent of 1999 budgeted capital improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $45,349,000 is being amortized over 25 years with a balloon payment of approximately $43,220,000 due at maturity in September 2001. The General Partner will attempt to refinance and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

No distributions were declared or paid during either of the three months ended March 31, 1999 and 1998. The Partnership's distribution policy will be reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturity, refinancing and/or sale of the property. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

Potential Tender Offer

As a result of the Insignia Merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired control of the associate general partner of the General Partner and, therefore, indirect control of the Partnership. AIMCO and its affiliates currently own 35.31% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnership interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

          b)   Reports on Form 8-K:

               None filed during the quarter ended March 31, 1999.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP


                              By:  WINTHROP FINANCIAL ASSOCIATES,
                                   A LIMITED PARTNERSHIP
                                   General Partner

                              By:  NHP Management Company,
                                   Associate General Partner

                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/ Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President Finance and
                                   Administration


                              Date: May 12, 1999