Form 10QSB
period 1999-06-30
RIVERSIDE PARK ASSOCIATES LP
filed 1999-08-12
CIK 813812

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

                  For the quarterly period ended June 30, 1999

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

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999




Assets

  Cash and cash equivalents                                          $  2,945

  Receivables and deposits                                                653

  Restricted escrows                                                      214

  Other assets                                                            598

  Investment properties:

       Land                                               $  6,357

       Buildings and related personal property              68,875

                                                            75,232

       Less accumulated depreciation                       (35,699)    39,533

                                                                     $ 43,943
Liabilities and Partners' Deficit

Liabilities

  Accounts payable                                                   $    311

  Tenant security deposit liabilities                                     209

  Accrued property taxes                                                  397

  Other liabilities                                                       512

  Mortgage notes payable                                               45,180

Partners' Deficit:

  General partner's                                       $ (1,213)

Limited partners' (566 units issued and

        outstanding)                                        (1,453)    (2,666)

                                                                     $ 43,943


                 See Accompanying Notes to Financial Statements
b)
                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                    Three Months Ended       Six Months Ended

                                         June 30,                June 30,

                                     1999        1998        1999        1998

Revenues:

  Rental income                     $2,704      $2,523      $5,358     $4,937

  Other income                         249         321         475        554

    Total revenues                   2,953       2,844       5,833      5,491

Expenses:

  Operating                            983       1,036       2,025      2,039

  General and administrative           106          76         185        155

  Depreciation                         687         666       1,374      1,327

  Interest expense                     957       1,075       1,974      2,120

  Property taxes                       198         199         397        395

    Total expenses                   2,931       3,052       5,955      6,036

Net income (loss)                   $   22      $ (208)     $ (122)    $ (545)

Net income (loss) allocated to

  general partner (3%)              $    1      $   (6)     $   (4)    $  (16)

Net income (loss) allocated to

  limited partners (97%)                21        (202)       (118)      (529)

                                    $   22      $ (208)     $ (122)    $ (545)

Net income (loss) per limited

  partnership unit                  $   37      $ (357)     $ (208)    $ (935)


                 See Accompanying Notes to Financial Statements



c)
                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited

                                Partnership    General     Limited

                                   Units      Partner's   Partners'     Total


Original capital contributions     566       $    --     $47,533     $47,533

Partners' deficit at

  December 31, 1998                566       $(1,209)    $(1,335)    $(2,544)

Net loss for the six months

  ended June 30, 1999               --            (4)       (118)       (122)

Partners' deficit at

  June 30, 1999                    566       $(1,213)    $(1,453)    $(2,666)


                 See Accompanying Notes to Financial Statements
d)
                 RIVERSIDE PARK ASSOCIATED LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                            Six Months Ended

                                                                June 30,

                                                             1999        1998

Cash flows from operating activities:

  Net loss                                                $  (122)    $  (545)

  Adjustments to reconcile net loss to net

   cash provided by operating activities:

    Depreciation                                            1,374       1,327

    Amortization of loan costs                                172         167

    Change in accounts:

       Receivables and deposits                              (347)       (342)

       Other assets                                           (77)        (23)

       Accounts payable                                      (105)        166

       Tenant security deposit liabilities                      4          20

       Accrued property taxes                                 397         395

       Other liabilities                                     (187)       (124)

         Net cash provided by operating activities          1,109       1,041

Cash flows from investing activities:

    Property improvements and replacements                   (485)       (411)

    Net withdrawals from (deposits to) restricted

       escrows                                                580        (183)

         Net cash provided by (used in) investing

            activities                                         95        (594)

Cash flows used in financing activities:

    Payments of mortgage notes payable                       (337)       (323)

Net increase in cash and cash equivalents                     867         124

Cash and cash equivalents at beginning of period            2,078       2,478

Cash and cash equivalents at end of period                $ 2,945     $ 2,602

Supplemental disclosure of cash flow information:

  Cash paid for interest                                  $ 1,802     $ 1,953


                 See Accompanying Notes to Financial Statements
e)
                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Winthrop Financial Associates, A Limited Partnership (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase. The following transactions with the General Partner and/or its affiliates were incurred during each of the six months ended June 30, 1999 and 1998:

                                                  1999        1998
                                                   (in thousands)
Property management fees (included in
  operating expenses)                            $234        $218
Reimbursement for services of affiliates
  and investor service fees (included
  in general and administrative expenses)         161         134

During the six months ended June 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 4% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $234,000 and $218,000 for the six months ended June 30, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $161,000 and $134,000 for the six months ended June 30, 1999 and 1998, respectively.

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 168.14 (29.71% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $21,500 per unit. The offer expired on July 23, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 83.27 units. As a result, AIMCO and its affiliates currently own 283.93 units of limited partnership interest in the Partnership representing 50.16% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Segment information for the six months ended June 30, 1999 and 1998, is shown in the following tables (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                         Residential     Other        Totals

Rental income                            $ 5,358      $    --      $ 5,358
Other income                                 463           12          475
Interest expense                           1,974           --        1,974
Depreciation                               1,374           --        1,374
General and administrative expense            --          185          185
Segment income (loss)                         51         (173)        (122)
Total assets                              41,914        2,029       43,943
Capital expenditures for investment
property                                     485           --          485

1998
                                         Residential     Other        Totals

Rental income                            $ 4,937      $    --      $ 4,937
Other income                                 532           22          554
Interest expense                           2,120           --        2,120
Depreciation                               1,327           --        1,327
General and administrative expense            --          155          155
Segment loss                                (412)        (133)        (545)
Total assets                              42,847        2,525       45,372
Capital expenditures for investment
property                                     411           --          411

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

The Partnership's sole asset is a 1,222 unit apartment complex known as Riverside Park located in Fairfax County, Virginia. The property is leased to tenants subject to leases of up to one year. Average occupancy for the first six months of 1999 was 96% compared to 95% for the corresponding period in 1998.

Results of Operations

The Partnership's net loss for the six months ended June 30, 1999, was approximately $122,000 as compared to a net loss of approximately $545,000 for the six months ended June 30, 1998. The Partnership realized net income for the three months ended June 30, 1999, of approximately $22,000 compared to a net loss of approximately $208,000 for the three months ended June 30, 1998.
The decrease in net loss for the three and six months ended June 30, 1999, was primarily due to an increase in total revenue, and to a lesser extent a decrease in total expenses. The increase in total revenue is primarily attributable to an increase in rental income partially offset by a decrease in other income.
The increase in rental income is primarily the result of an increase in occupancy and average rental rates at the property. The decrease in other income is the result of a decrease in the leasing of the property's corporate units. Total expenses decreased primarily due to a decrease in operating expense and interest expense partially offset by increases in general and administrative and depreciation expenses. The decrease in interest expense is primarily attributable to a reduction in the variable mortgage interest rate charged during 1999. The increase in depreciation expense is attributable to fixed assets placed into service during the last twelve months. Other items of expense remained relatively constant for the three and six months ended June 30, 1999, as compared to the same period of 1998.

The increase in general and administrative expense is due to a reassessment of general partner reimbursements during 1999. Included in general and administrative expense for the six months ended June 30, 1999 and 1998, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership held cash and cash equivalents of approximately $2,945,000 compared to approximately $2,602,000 at June 30, 1998. The net increase in cash and cash equivalents of approximately $867,000 from the Partnership's year ended December 31, 1998, is due to approximately $1,109,000 of net cash provided by operating activities combined with approximately $95,000 of net cash provided by investing activities, which were partially offset by approximately $337,000 of net cash used in financing activities. Cash provided by investing activities consisted of net withdrawals from escrow accounts maintained by the mortgage lender, partially offset by property improvements and replacements. Cash used in financing activities consisted of payments made on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and the other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Partnership's investment property are as follows.

During the six months ended June 30, 1999, the Partnership expended approximately $485,000 for capital improvements and replacements at its investment property, consisting primarily of carpet and other floor covering replacements, structural upgrades, appliance replacements, and interior and exterior building improvements. These improvements were funded from Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $4,875,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $1,114,000 for 1999 at the property which include certain of the required improvements and consist of carpet and vinyl replacement, elevator and heating upgrades, appliance replacement, interior decoration, and structural improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $45,180,000 is being amortized over 25 years with a balloon payment of approximately $43,220,000 due at maturity in September 2001. The General Partner will attempt to refinance and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

No distributions were declared or paid during either of the six months ended June 30, 1999 and 1998. The Partnership's distribution policy will be reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or sale of the property. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

Tender Offer

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 168.14 (29.71% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $21,500 per unit. The offer expired on July 23, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 83.27 units. As a result, AIMCO and its affiliates currently own 283.93 units of limited partnership interest in the Partnership representing 50.16% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

       b) Reports on Form 8-K:

          None filed during the quarter ended June 30, 1999.

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


                                 Date:    August 12, 1999