Form 10QSB
period 1999-09-30
RIVERSIDE PARK ASSOCIATES LP
filed 1999-11-15
CIK 813812

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

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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

                         55 Beattie Place, PO Box 1089
                       Greenville, South Carolina  29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         PART I _ FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

a)

                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999



Assets
Cash and cash equivalents                                             $  3,032
Receivables and deposits                                                   494
Restricted escrows                                                         153
Other assets                                                               530
Investment property:
Land                                                       $  6,357
Buildings and related personal property                      69,512
                                                             75,869
Less accumulated depreciation                               (36,453)    39,416
                                                                      $ 43,625
Liabilities and Partners' Deficit
Liabilities
Accounts payable                                                      $    379
Tenant security deposit liabilities                                        226
Accrued property taxes                                                     206
Other liabilities                                                          497
Mortgage note payable                                                   45,021
Partners' Deficit:
General partner                                             $(1,214)
Limited partners (566 units issued and outstanding)          (1,490)    (2,704)
                                                                      $ 43,625

                  See Accompany Notes to Financial Statements


b)

                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                    1999        1998       1999        1998
Revenues:
Rental income                   $ 2,811      $  2,664   $  8,169   $    7,601
Other income                        253           206        728          760
Total revenues                    3,064         2,870      8,897        8,361

Expenses:
Operating                         1,067         1,080      3,092        3,119
General and administrative           95            71        280          226
Depreciation                        754           685      2,128        2,012
Interest expense                    987         1,082      2,961        3,202
Property taxes                      199           188        596          583
Total expenses                    3,102         3,106      9,057        9,142

Net loss                        $   (38)     $   (236)  $   (160)  $     (781)

Net loss allocated
to general partner (3%)         $    (1)     $     (7)  $     (5)  $      (23)
Net loss allocated
to limited partners (97%)           (37)         (229)      (155)        (758)
                                $   (38)     $   (236)  $   (160)  $     (781)
Net loss per limited
partnership unit                $(65.37)     $(404.59)  $(273.85)  $(1,339.22)

                  See Accompany Notes to Financial Statements


c)

                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Limited
                               Partnership   General     Limited
                                  Units      Partner     Partners      Total

Original capital contributions     566       $    --    $  47,533    $ 47,533

Partners' deficit at
December 31, 1998                  566       $(1,209)   $  (1,335)   $ (2,544)

Net loss for the nine months
ended September 30, 1999            --            (5)        (155)       (160)

Partners' deficit
   at September 30, 1999           566      $ (1,214)   $  (1,490)   $ (2,704)


                  See Accompany Notes to Financial Statements


d)
                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                           1999        1998
Cash flows from operating activities:
Net loss                                                 $   (160)    $  (781)
Adjustments to reconcile net loss to net cash
provided by operating activities:
 Depreciation                                               2,128       2,012
 Amortization of loan costs                                   258         250
 Casualty gain                                                 --         (28)
   Change in accounts:
 Receivables and deposits                                    (188)       (152)
 Other assets                                                 (95)        (27)
 Accounts payable                                             (37)        (35)
 Tenant security deposit liabilities                           21          33
 Accrued property taxes                                       206         205
 Other liabilities                                           (202)       (136)
   Net cash provided by operating activities                1,931       1,341

Cash flows from investing activities:
 Property improvements and replacements                    (1,122)       (995)
 Net withdrawals from (deposits to) restricted escrows        641        (275)
 Insurance proceeds received                                   --          44

   Net cash used in investing activities                     (481)     (1,226)

Cash flows used in financing activities:
 Payments on mortgage note payable                           (496)       (472)

Net increase (decrease) in cash and cash equivalents          954        (357)

Cash and cash equivalents at beginning of period            2,078       2,478

Cash and cash equivalents at end of period               $  3,032    $  2,121

Supplemental disclosure of cash flow information:
Cash paid for interest                                   $  2,704    $  2,952

                  See Accompany Notes to Financial Statements


e)
                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A _ BASIS OF PRESENTATION

The accompanying unaudited financial statements of Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Winthrop Financial Associates, a Limited Partnership (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

NOTE B _ TRANSFER OF CONTROL

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase. The following transactions with the General Partner and/or its affiliates were incurred during each of the nine months ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)
Property management fees (included in operating expenses)      $354      $332

Reimbursement for services of affiliates and investor
 service fees (included in operating and general and
 administrative expenses and investment properties)             248       204

During the nine months ended September 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 4% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $354,000 and $332,000 for the nine months ended September 30, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $248,000 and $204,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in this amount is approximately $3,000 of construction oversight costs for the nine months ended September 30, 1998. No such amounts were incurred for the nine months ended September 30, 1999.

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the General Partner, commenced a tender offer to purchase up to 168.14 (29.71% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $21,500 per unit. The offer expired on July 29, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 86.99 units. As a result, AIMCO and its affiliates currently own 287.65 units of limited partnership interest in the Partnership representing 50.82% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Segment information for the nine months ended September 30, 1999 and 1998, is shown in the following tables. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                  1999                    Residential     Other      Totals
                                                    (in thousands)
Rental income                               $ 8,169       $  --     $ 8,169
Other income                                    703          25         728
Interest expense                              2,961          --       2,961
Depreciation                                  2,128          --       2,128
General and administrative expense               --         280         280
Segment profit (loss)                            95        (255)       (160)
Total assets                                 41,584       2,041      43,625
Capital expenditures for investment
  property                                    1,122          --       1,122


                  1998                     Residential     Other      Totals
                                                     (in thousands)
Rental income                                $ 7,601      $    --    $ 7,601
Other income                                     723           37        760
Interest expense                               3,202           --      3,202
Depreciation                                   2,012           --      2,012
General and administrative expense                --          226        226
Segment loss                                    (592)        (189)      (781)
Total assets                                  43,104        1,493     44,597
Capital expenditures for investment
  property                                       995          --         995


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

The Partnership's sole asset is a 1,222 unit apartment complex known as Riverside Park located in Fairfax County, Virginia. The property is leased to tenants subject to leases of up to one year. Average occupancy for the first nine months of 1999 was 97% compared to 96% for the corresponding period in 1998.

Results of Operations

The Partnership's net loss for the nine months ended September 30, 1999, was approximately $160,000 as compared to a net loss of approximately $781,000 for the nine months ended September 30, 1998. The Partnership realized a net loss for the three months ended September 30, 1999, of approximately $38,000 compared to a net loss of approximately $236,000 for the three months ended September 30, 1998. The decrease in net loss for the three and nine months ended September 30, 1999, was primarily due to an increase in total revenues and a decrease in total expenses. The increase in total revenues is primarily attributable to an increase in rental income partially offset by a decrease in other income. The increase in rental income is primarily the result of an increase in occupancy and average rental rates at the property. Other income decreased for the comparable nine month periods due to a decrease in the leasing of the property's corporate units. Total expenses decreased primarily due to a decrease in interest expense partially offset by increases in general and administrative and depreciation expenses. The decrease in interest expense is primarily attributable to a reduction in the variable mortgage interest rate charged during 1999. The increase in depreciation expense is attributable to fixed assets placed into service during the last twelve months.

The increase in general and administrative expense is due to a reassessment of general partner reimbursements during 1999. Included in general and administrative expense for the nine months ended September 30, 1999 and 1998, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 1999, the Partnership held cash and cash equivalents of approximately $3,032,000 compared to approximately $2,121,000 at September 30, 1998. The net increase in cash and cash equivalents of approximately $954,000 from the Partnership's year ended December 31, 1998, is due to approximately $1,931,000 of net cash provided by operating activities partially offset by approximately $481,000 of net cash used in investing activities and approximately $496,000 of net cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by mortgage lender. Cash used in financing activities consisted of payments made on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Capital improvements planned for the Partnership's investment property are as follows.

During the nine months ended September 30, 1999, the Partnership expended approximately $1,122,000 for capital improvements and replacements at its investment property, consisting primarily of structural improvements, carpet and other floor covering replacements, appliance replacements, HVAC upgrades and interior and exterior building improvements. These improvements were funded from Partnership reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $4,875,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $1,114,000 for 1999 at the property which include certain of the required improvements and consist of carpet and vinyl replacement, elevator and heating upgrades, appliance replacement, interior decoration, and structural improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $45,021,000 is being amortized over 25 years with a balloon payment of approximately $43,220,000 due at maturity in September 2001. The General Partner will attempt to refinance and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

No distributions were declared or paid during the nine months ended September 30, 1999 and 1998. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and timing of the debt maturity, refinancing and/or sale of the property. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offer

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the General Partner, commenced a tender offer to purchase up to 168.14 (29.71% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $21,500 per unit. The offer expired on July 29, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 86.99 units. As a result, AIMCO and its affiliates currently own 287.65 units of limited partnership interest in the Partnership representing 50.82% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


b)   Reports on Form 8-K:

     None filed during the quarter ended September 30, 1999.


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



                                 RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP


                                 By:     WINTHROP FINANCIAL ASSOCIATES,
                                         A LIMITED PARTNERSHIP
                                         General Partner

                                 By:     NHP Management Company,
                                         Associate General Partner


                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller



                                 Date:   November 15, 1999