Form 10KSB
period 1999-12-31
RIVERSIDE PARK ASSOCIATES LP
filed 2000-03-30
CIK 813812

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the transition period from _________to_________

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

                      Units of Limited Partnership Interest

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $12,066,000.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.  Description of Business

Riverside Park Associates Limited Partnership (the "Registrant" or "Partnership") was formed on May 14, 1986 pursuant to the Delaware Revised Uniform Limited Partnership Act for the purpose of operating and holding for investment an apartment complex known as "Riverside Park". The general partner of the Registrant is Winthrop Financial Associates, A Limited Partnership (the "General Partner"). NHP Management Company ("NHP"), an associate general partner of the General Partner, has the right to cause the General Partner to take such actions as it deems advisable with respect to the Partnership (see "Transfer of Control" below). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

The Registrant was initially capitalized with a capital contribution from the General Partner in the amount of $99. The Registrant raised an additional $47,532,600 in capital contributions through an offering of 566 units of limited partnership interest (the "Units") in the Registrant. At March 30, 1987, subscriptions for all 566 Units had been received by the Registrant and investors subscribing for such Units had been admitted to the Registrant as limited partners (the "Limited Partners").

The Registrant has no employees. Property management services are provided for the Registrant by an affiliate of NHP.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the property. The number and quality of competitive properties, including those which may be managed by an affiliate of NHP, in such market area could have a material effect on the rental market for the apartments at the property and the rents that may be charged for such apartments. While NHP and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operations" included in "Item 6" of this Form 10-KSB.

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

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and Insignia Properties Trust ("IPT") merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired control of the associate general partner and the Acquired Units. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

On February 26, 1999, the interest of the associate general partner was transferred to NHP.

Item 2.     Description of Property

The following table sets forth the Partnership's investment in the property:

                                 Date of Type of

          Property             Purchase         Ownership              Use

Riverside Park                 05/15/86   Fee ownership subject    Apartment
 Fairfax County, Virginia                   to first mortgage      1,222 units

Schedule of Property:

Set  forth  below  is  the  gross  carrying  value,  accumulated   depreciation,
depreciable life, method of depreciation and Federal tax basis for the Property:


                          Gross
                        Carrying    Accumulated                             Federal
                          Value     Depreciation      Rate      Method     Tax Basis
                             (in thousands)                              (in thousands)

Riverside Park           $76,652      $37,139      5-27.5 yrs     S/L        $28,231

See  "Item  7 -  Financial  Statements  -  Note  A"  for a  description  of  the
Partnership's depreciation policy.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loan encumbering the Partnership's investment property:


                     Principal                                          Principal
                     Balance At                                          Balance
                    December 31,    Interest     Period    Maturity       Due At
Property                1999          Rate     Amortized     Date      Maturity(3)
                   (in thousands)                                     (in thousands)

Riverside Park
  1st mortgage        $44,823      9.25% (2)      (1)      09/27/01      $43,664

(1) The principal balance is amortized over 25 years with a balloon payment due September 27, 2001.

(2) Interest rate is based on the 30 day LIBOR + 2.75%. The above is the interest rate for December 1999.

(3)  See "Item 7. Financial Statements - Note C" for information with respect to
     the   Partnership's   ability  to  prepay  this  loan  and  other  specific
     information about the loan terms.

Schedule of Rental Rates and Occupancy:

Average annual rental rate and occupancy for 1999 and 1998:

                                   Average Annual             Average Annual
                                     Rental Rate                Occupancy
                                     (per unit)
          Property               1999           1998         1999        1998

Riverside Park                  $9,284         $8,775        97%         96%

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

    Schedule of Real Estate Taxes and Rates:

    Real estate taxes and rate for 1999:

                               1999          1999
                              Billing        Rate
                          (in thousands)

Riverside Park                 $768         1.23%

Capital Improvements:

During 1999, the Partnership completed approximately $1,905,000 of capital improvements at Riverside Park, consisting primarily of structural improvements, parking lot improvements, carpet and other floor covering replacement, air conditioning replacements, interior decoration and other building improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $366,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

Item 5. Market for Registrant's Units of Limited Partnership and Related Partner Matters

As of December 31, 1999, there were 445 holders of record of the 566 Units. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. As of December 31, 1999, affiliates of AIMCO owned 288.2374 Units of limited partnership interest or 50.92%.

No distributions were declared or paid in 1998 or 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the associate general partner, during the year ended December 31, 1999. As a result of these and prior tender offers, AIMCO and its affiliates currently own
288.2374 limited partnership units in the Partnership representing 50.92% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 1999, was approximately $77,000 as compared to a net loss of approximately $1,128,000 for the year ended December 31, 1998. The decrease in net loss for the year ended December 31, 1999, was primarily due to an increase in total revenues and a decrease in total expenses. The increase in total revenue is attributable to increases in rental and other income. The increase in rental income is primarily the result of an increase in occupancy and average rental rates as well as reduced bad debt expense at the property. Other income increased due to an increase in laundry and utility income partially offset by a decrease in tenant charges.

Total expenses decreased primarily due to a decrease in interest expense partially offset by increases in operating, general and administrative and depreciation expenses. The decrease in interest expense is primarily attributable to a reduction in the variable mortgage interest rate charged during 1999. The increase in operating expenses is primarily due to increases in contract cleaning and property management fees partially offset by reduced maintenance expenses due to decreased repairs required to be performed during 1999. The increase in depreciation expense is attributable to fixed assets
placed  into  service   during  the  last  twelve  months  that  are  now  being
depreciated.

The increase in general and administrative expense is due to an increase in general partner reimbursements during 1999 partially offset by reduced printing and mailing costs. Included in general and administrative expense for the year ended December 31, 1999 and 1998 are reimbursements to the associate general partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 1999, the Partnership held cash and cash equivalents of approximately $3,139,000 compared to approximately $2,078,000 at December 31, 1998. The net increase in cash and cash equivalents of approximately $1,061,000 from the Partnership's year ended December 31, 1998 is due to approximately $2,958,000 of net cash provided by operating activities partially offset by approximately $1,203,000 of net cash used in investing activities and approximately $694,000 of net cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments made on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership, and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $366,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $44,823,000 is being amortized over 25 years with a balloon payment of approximately $43,664,000 due at maturity in September 2001. The General Partner will attempt to refinance and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure. The Partnership's exposure to market risk results from fluctuations in the 30-day LIBOR rate.

There were no cash distributions declared or paid during the year ended December 31, 1999 or 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the associate general partner, during the year ended December 31, 1999. As a result of these tender offers, AIMCO and its affiliates currently own approximately
288.2374 limited partnership units in the Partnership representing 50.92% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the associate general partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

      Report of Independent Public Accountants - As of and for the year ended December 31, 1999

      Independent Auditor's Report - As of and for the year ended December 31, 1998

      Balance Sheet - December 31, 1999

      Statements of Operations - Years ended December 31, 1999 and 1998

      Statements of Changes in Partners' Deficit - Years ended December 31, 1999 and 1998

      Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of

Riverside Park Associates Limited Partnership:

We have audited the accompanying balance sheet of Riverside Park Associates Limited Partnership (a Delaware limited partnership) as of December 31, 1999, and the related statements of operations, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverside Park Associates Limited Partnership as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with auditing standards generally accepted in the United States.

                                                          /s/Arthur Andersen LLP

Denver, Colorado
March 14, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Partners of

Riverside Park Associates Limited Partnership

We have audited the accompanying statements of operations, changes in partners' capital (deficit) and cash flows of Riverside Park Associates Limited Partnership (a Delaware limited partnership) for the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Riverside Park Associates Limited Partnership for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                                     /s/KPMG LLP

Greenville, South Carolina
March 15, 1999

                      Riverside Park Associates Limited Partnership

                                  Balance Sheet

                         (in thousands, except unit data)

                                December 31, 1999

Assets

  Cash and cash equivalents                                                 $  3,139
  Receivables and deposits                                                       225
  Restricted escrows                                                              92
  Other assets                                                                   425
  Investment property (Notes C & D):
   Land                                                        $  6,357
   Buildings and related personal property                       70,295
                                                                 76,652

   Less accumulated depreciation                                (37,139)      39,513
                                                                            $ 43,394

Liabilities and Partners' Deficit
Liabilities:

  Accounts payable                                                           $   138
  Tenant security deposit liabilities                                            231
  Other liabilities                                                              823
  Mortgage note payable (Note C)                                              44,823

Partners' Deficit:
  General partner                                              $ (1,211)
  Limited partners (566 units issued and outstanding)            (1,410)      (2,621)
                                                                            $ 43,394

                      See Accompanying Notes to Financial Statements


                      Riverside Park Associates Limited Partnership

                            Statements of Operations

                             (in thousands, except unit data)



                                                     Years Ended December 31,
                                                        1999          1998
Revenues:
   Rental income                                      $ 11,069      $  10,245
   Other income                                            997            959

    Total revenues                                      12,066         11,204

Expenses:
   Operating                                             4,245          4,219
   General and administrative                              367            318
   Depreciation                                          2,814          2,745
   Interest                                              3,949          4,291
   Property taxes                                          768            759

    Total expenses                                      12,143         12,332

Net loss (Note E)                                     $    (77)     $  (1,128)

Net loss allocated to general partner (3%)            $     (2)     $     (34)

Net loss allocated to limited partners (97%)               (75)        (1,094)

                                                      $    (77)     $  (1,128)

Net loss per limited partnership unit                 $(132.51)     $(1,932.86)

                      See Accompanying Notes to Financial Statements

                   Riverside Park Associates Limited Partnership

                   Statement of Changes in Partners' Deficit

                        (in thousands, except unit data)



                                      Limited
                                     Partnership     General     Limited
                                        Units        Partner     Partners     Total

 Original capital contributions          566         $   --       $47,533     $47,533

 Partners' deficit at
   December 31, 1997                     566         $(1,175)     $ (241)    $(1,416)

 Net loss for the year ended
   December 31, 1998                      --             (34)     (1,094)     (1,128)

 Partners' deficit at
   December 31, 1998                     566          (1,209)     (1,335)     (2,544)

 Net loss for the year ended
   December 31, 1999                      --              (2)        (75)        (77)

 Partners' deficit at
   December 31, 1999                     566         $(1,211)    $(1,410)    $(2,621)

                      See Accompanying Notes to Financial Statements

                      Riverside Park Associates Limited Partnership

                                  Statements of Cash Flows

                                      (in thousands)




                                                       Years Ended December 31,
                                                          1999         1998
Cash flows from operating activities:

  Net loss                                                $ (77)     $(1,128)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                          2,814       2,745
     Amortization of loan costs                              300         394
     Casualty loss                                            --          61
     Change in accounts:
      Receivables and deposits                                81          31
      Other assets                                           (32)        (85)
      Accounts payable                                      (278)        175
      Tenant security deposit liabilities                     26          35
      Other liabilities                                      124          68

         Net cash provided by operating activities         2,958       2,296

Cash flows from investing activities:

  Property improvements and replacements                  (1,905)     (1,734)
  Net withdrawals from (deposits to) restricted
     escrows                                                 702        (366)
  Insurance proceeds                                          --          44

         Net cash used in investing activities            (1,203)     (2,056)

Cash flows used in financing activities:

  Payments on mortgage note payable                         (694)       (640)

Net increase (decrease) in cash and cash equivalents       1,061        (400)

Cash and cash equivalents at beginning of year             2,078       2,478

Cash and cash equivalents at end of year                 $ 3,139     $ 2,078

Supplemental disclosure of cash flow information:

  Cash paid for interest                                 $ 3,650     $ 3,896

                      See Accompanying Notes to Financial Statements

                      Riverside Park AssociateS Limited Partnership

                          Notes to Financial Statements

                                December 31, 1999

Note A - Organization and Summary of Significant Accounting Policies

Organization:

Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant"), a Delaware limited partnership, was formed on May 14, 1986 to operate and hold for investment a three-building apartment complex known as Riverside Park. The Partnership will terminate on December 31, 2035 unless terminated prior to such date. The general partner of the Partnership is Winthrop Financial Associates, a Maryland Limited Partnership (the "General Partner" or "WFA"). NHP Management Company ("NHP"), an associate general partner of the General Partner, has the right to cause the General Partner to take such action as it deems advisable with respect to the Partnership (See "Note B - Transfer of Control"). The directors and officers of NHP also serve as executive officers of AIMCO.

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

Investment Properties:

The Partnership's investment property consists of one apartment complex, which is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in either of the years ended December 31, 1999 or 1998.

Depreciation:

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 40 years and
(2) personal property additions over 5-20 years.

Loan and Other Mortgage-Related Costs:

Loan and other mortgage-related costs of approximately $1,406,000 net of accumulated amortization of approximately $1,049,000, are included in other assets and are being amortized on a straight-line basis over various periods ranging from 36 to 60 months. Amortization of these costs are included in interest expense.

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

Fair Value of Financial Instruments:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

The Partnership had an interest rate cap agreement to manage exposure to fluctuations in the LIBOR rate through September 1999. Costs paid associated with this agreement were amortized to interest expense over the term of the agreement.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the apartment and is current on rental payments.

Restricted Escrows:

As a result of the 1996 refinancing of the property, the Partnership is required to make monthly deposits of approximately $31,000 to a replacement reserve account held by the lender, with amounts disbursed back to the Partnership for repairs and replacements at the property. At December 31, 1999, this reserve totaled approximately $92,000.

Advertising Costs:

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $183,000 and $206,000 for the years ended December 31, 1999 and 1998, respectively.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting:

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note H" for required disclosure.

Note B - Transfer of Control

On October 28, 1997, an affiliate of Insignia Financial Group, Inc. ("Insignia") was admitted as an associate general partner of the General Partner. Pursuant to the terms of the Second Amended and Restated Agreement of Limited Partnership of the General Partner, the associate general partner has the right to cause the General Partner to take such action as it deems necessary in connection with the operation of the Partnership. On October 28, 1997, the Partnership terminated Winthrop Management as the managing agent and appointed NHP to assume management of the property. In addition, Insignia acquired from an affiliate of the General Partner the 200.66 Units (the "Acquired Units") which such affiliate owned.

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

Note C - Mortgage Note Payable

The principle terms of the mortgage note payable are as follows:


                     Principal      Monthly                               Principal
                     Balance At     Payment      Stated                    Balance
                    December 31,   Including    Interest    Maturity       Due At
Property                1999        Interest      Rate        Date        Maturity
                         (in thousands)                                (in thousands)
Riverside Park
  1st mortgage        $44,823        $ 421        9.25%     09/27/01       $43,664

On September 25, 1996, the Partnership refinanced its mortgage note payable with General Electric Capital Corporation ("GE Capital") in the aggregate amount of $47,000,000. The loan bears interest at the 30-day LIBOR plus 2.75% (9.25% at December 31, 1999) and is adjusted monthly. Upon refinancing, the Partnership entered into an "Interest Rate Cap Agreement" with a third party which had a term of three years and provided for protection against the 30-day LIBOR exceeding 7.25%. The agreement expired October 1, 1999. Principal and interest are payable by the Partnership in monthly installments of approximately $421,000 with a balloon payment of approximately $43,664,000 due at maturity. The Partnership is required to pay GE Capital a repayment fee in the amount of $470,000 upon maturity, prepayment or after acceleration, and as such, the Partnership is accruing this amount over the life of the loan. The accrual balance at December 31, 1999 of approximately $298,000 is included in other liabilities in the accompanying balance sheet. The Partnership may prepay the loan without any other prepayment premium.

The mortgage note payable is nonrecourse and is secured by pledge of the Partnership's property and by pledge of revenues from the rental property. The investment property may not be sold subject to the existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 1999, are as follows (in thousands):

      2000       $   672
      2001        44,151

                 $44,823

Note D - Real Estate and Accumulated Depreciation

                                  Initial Cost
                                 To Partnership
                                 (in thousands)

                                                Buildings           Cost
                                                and Related      Capitalized
                                                 Personal      Subsequent to
   Description      Encumbrance      Land        Property       Acquisition
                   (in thousands)                              (in thousands)

 Riverside Park       $44,823       $6,357       $52,768          $17,527



                   Gross Amount At Which Carried
                       At December 31, 1999

                          (in thousands)
                             Buildings
                                and
                              Personal              Accumulated      Date    Depreciable
   Description       Land     Property    Total    Depreciation    Acquired   Life-Years
                                                  (in thousands)

 Riverside Park    $ 6,357    $70,295    $76,652      $37,139      05/15/86   5-27.5 yrs

Reconciliation of "Real Estate and Accumulated Depreciation":

                                            Years Ended December 31,
                                               1999            1998
                                                   (in thousands)
Real Estate

Balance at beginning of year                 $74,747          $73,235
    Property improvements                      1,905            1,734
    Property dispositions                         --             (222)
Balance at end of year                       $76,652          $74,747

Accumulated Depreciation

Balance at beginning of year                 $34,325          $31,697
    Additions charged to expense               2,814            2,745
    Property dispositions                         --             (117)
Balance at end of year                       $37,139          $34,325

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998 is approximately $76,602,000 and $74,747,000 respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $48,371,000 and $45,491,000 respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reportable in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

                                         Years Ended December 31,
                                            1999         1998

 Net loss as reported                    $    (77)    $   (1,128)
 Depreciation differences                       7              8
 Deferred revenue                             (20)           140
 Other                                       (195)           (74)
 Federal taxable loss                    $   (285)    $   (1,054)
 Federal taxable loss per limited
   partnership unit                      $(488.43)    $(1,806.33)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 1999 (in thousands):

Partners' deficit for financial statement
  purposes                                         $ (2,621)
Accumulated depreciation                            (11,173)
Deferred revenue                                        107
Other                                                 5,514
Partners' deficit for Federal income tax
  purposes                                         $ (8,143)

Note F - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on NHP and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase commencing in January 1989. The following transactions with NHP and/or its affiliates were incurred during 1999 and 1998:

                                                   1999        1998
                                                    (in thousands)
Property management fees (included in
  operating expenses)                              $479        $445
Reimbursements for services of affiliates
  and investor service fees (included in
  operating, general and administrative
  expenses, and investment properties)              366         272

During the years ended December 31, 1999 and 1998, affiliates of NHP were entitled to receive 4% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $479,000 and $445,000 during the years ended December 31, 1999 and 1998, respectively.

An affiliate of NHP received reimbursement of accountable administrative expenses amounting to approximately $366,000 and $272,000 for the years ended December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of NHP, during the year ended December 31, 1999. As a result of these and prior tender offers, AIMCO and its affiliates currently own 288.237 limited partnership units in the Partnership representing 50.92% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note G - Contingencies

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note H - Segment Information

Description of the Types of Products and Services from which the Reportable Segment Derives its Revenues: The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of one apartment complex located in Fairfax County, Virginia. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of Segment Profit or Loss: The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Segment information for the years 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999

                                            Residential      Other         Totals

Rental income                                 $11,069        $   --        $11,069
Other income                                      997            --            997
Interest expense                                3,949            --          3,949
Depreciation                                    2,814            --          2,814
General and administrative expense                 --           367            367
Segment profit (loss)                             290          (367)           (77)
Total assets                                   41,340         2,054         43,394
Capital expenditures for investment
  property                                      1,905            --          1,905




1998

                                            Residential      Other         Totals

Rental income                                 $10,245       $    --        $10,245
Other income                                      959            --            959
Interest expense                                4,434            --          4,434
Depreciation                                    2,745            --          2,745
General and administrative expense                 --           318            318
Segment loss                                     (810)         (318)        (1,128)
Total assets                                   42,763         1,530         44,293
Capital expenditures for investment
  property                                      1,734            --          1,734


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective October 20, 1998, the Registrant dismissed its prior Independent Auditors, Reznick, Fedder & Silverman ("Reznick"), and retained as its new Independent Auditors, KPMG LLP. Reznick's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the General Partner's directors. During the calendar year ended 1997 and through October 20, 1998, there were no disagreements between the Registrant and Reznick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Reznick, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

Effective October 20, 1998, the Registrant engaged KPMG LLP as its Independent Auditors. During the last two calendar years and through October 20, 1998, the Registrant did not consult KPMG LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

Effective December 8, 1999, the Registrant dismissed its prior Independent Auditors, KPMG LLP ("KPMG") and retained as its new Independent Auditors, Arthur Andersen LLP. KPMG's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 1998 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the General Partner's directors. During the calendar year ended 1998 and through December 8, 1999, there were no disagreements between the Registrant and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

Effective December 8, 1999, the Registrant engaged Arthur Andersen LLP as its Independent Auditors. During the last two calendar years and through December 8, 1999, the Registrant did not consult Arthur Andersen LLP regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulation S-B.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Riverside Park Associates Limited Partnership (the "Partnership" or the "Registrant") has no officers or directors. On October 28, 1997, IPT I LLC ("IPT I") was admitted as an associate general partner of the General Partner. Subsequently, IPT I assigned its interest to NHP Management Company ("NHP"), an affiliated company. Pursuant to the terms of the Second Amended and Restated Agreement of Limited Partnership of the General Partner, NHP has the right to cause the General Partner to take such action as it deems necessary in connection with the activities of the Registrant.

As of December 31, 1999, the names of the directors and executive officers of NHP and the position held by each of them, are as follows:

Name                    Age  Position

Patrick J. Foye         42   Executive Vice President and Director

Martha L. Long          40   Senior Vice President and Controller

Patrick J. Foye has been Executive Vice President and Director of NHP since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Martha L. Long has been Senior Vice President and Controller of NHP and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Except as indicated above, neither the Registrant, NHP nor the General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of the General Partner.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer or beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.    Executive Compensation

The Registrant is not required to and did not pay any compensation to the officers or directors of the associate general partner during the year ended December 31, 1999.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person or entity which is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the General Partner as a group as of December 31, 1999.

                     Entity                     Number of Units      Percentage

AIMCO Properties LP                                 288.2374           50.92%
  (an affiliate of AIMCO)

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado, 80222.

No director or officer of the associate general partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on NHP Management Company ("NHP") and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase commencing in January 1989. The following transactions with NHP and/or its affiliates were incurred during 1999 and 1998:

                                                   1999        1998
                                                    (in thousands)
Property management fees                           $479        $445
Reimbursements for services of affiliates
  and investor service fees                         366         272

During the years ended December 31, 1999 and 1998, affiliates of NHP were entitled to receive 4% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $479,000 and $445,000 during the years ended December 31, 1999 and 1998, respectively.

An affiliate of NHP received reimbursement of accountable administrative expenses amounting to approximately $366,000 and $272,000 for the years ended December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of NHP, during the year ended December 31, 1999. As a result of these and prior tender offers, AIMCO and its affiliates currently own 288.237 limited partnership units in the Partnership representing 50.92% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b)   Reports on Form 8-K filed in the fourth quarter of calendar year
            1999:

            Current Report on Form 8-K dated December 8, 1999 and filed on December 14, 1999, disclosing the dismissal of KPMG LLP as the Registrant's certifying accountant and the appointment of Arthur Andersen, LLP as the certifying accountants for the year ended December 31, 1999.

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

                                    Date: March 30, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Patrick J. Foye            Executive Vice President      Date: March 30, 2000
Patrick J. Foye               and Director


/s/Martha L. Long             Senior Vice President         Date: March 30, 2000
Martha L. Long                and Controller



                      Riverside Park Associates Limited Partnership

                                Index to Exhibits

Exhibit

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

10(a)Loan  Agreement,  dated  September  25, 1995,  between the  Registrant  and
     General Electric Capital Corporation ("GECC")

10(b)Promissory Note, dated September 25 1996, from the Registrant to GECC in the original principal amount of $47,000,000

10(c)Deed  of  Trust,  Security  Agreement  and  Fixture  Filing,  dated  as  of
     September 25, 1996, between the Registrant and GECC

     10(d) Residential Management Agreement dated July 2, 1986 between the Registrant and First Winthrop Properties, Inc.(2)

16 Letter dated October 22, 1998 from the Registrant's former independent accountants regarding its concurrence with the statements made by the Registrant; incorporated by reference to the Registrant's Current Report on Form 8-K dated October.

16.1 Letter dated December 13, 1999 from the Registrant's former independent accountants regarding its concurrence with the statements made by the Registrant' incorporated by reference to the Registrant's Current Report on Form 8-K dated December 8, 1999.

27   Financial Data Schedule.


(1) Incorporated by reference to the Exhibits to the Registrant's Registration Statement on Form 10, filed on April 29, 1987. (Commission Partnership file number 0-15740.)

(2) Incorporated by reference to the Exhibits to the Registrant's Annual Report filed on Form 10-K, on March 30, 1988.