Form 10QSB
period 2000-03-31
RIVERSIDE PARK ASSOCIATES LP
filed 2000-05-15
CIK 813812

FORM 10-QSB---QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Quarterly or Transitional Report

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2000


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

                                  BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                            $ 3,154
   Receivables and deposits                                                 592
   Restricted escrows                                                       183
   Other assets                                                             376
   Investment property:
       Land                                                 $ 6,357
       Buildings and related personal property               70,528
                                                             76,885

       Less accumulated depreciation                        (37,925)     38,960
                                                                       $ 43,265

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                      $   17
   Tenant security deposit liabilities                                      233
   Accrued property taxes                                                   202
   Distribution payable                                                     790
   Other liabilities                                                        839
   Mortgage note payable                                                 44,632

Partners' Deficit:
   General partner                                           $(1,236)
   Limited partners (566 units issued and outstanding)       (2,212)     (3,448)
                                                                        $ 43,265

                   See Accompanying Notes to Financial Statements

b)

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)

                                                 Three Months Ended
                                                      March 31,
                                                   2000        1999
Revenues:
   Rental income                               $   2,952    $  2,654
   Other income                                      379         226
       Total revenues                              3,331       2,880

Expenses:
   Operating                                       1,192       1,042
   General and administrative                         83          79
   Depreciation                                      786         687
   Interest expense                                1,099       1,017
   Property taxes                                    208         199
       Total expenses                              3,368       3,024

Net loss                                       $     (37)   $   (144)

Net loss allocated to general partner (3%)     $      (1)   $     (4)

Net loss allocated to limited partners (97%)         (36)       (140)
                                               $     (37)   $   (144)
Net loss per limited partnership unit          $  (63.60)   $(247.35)
Distributions per limited partnership unit     $1,353.36    $     --

                   See Accompanying Notes to Financial Statements

c)

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions         566         $ --     $  47,533     $ 47,533

Partners' deficit at
   December 31, 1999                   566       $(1,211)    $ (1,410)    $ (2,621)

Distribution to partners                --           (24)        (766)        (790)

Net loss for the three months
   ended March 31, 2000                 --            (1)         (36)         (37)

Partners' deficit
   at March 31, 2000                   566      $ (1,236)    $ (2,212)    $ (3,448)


                   See Accompanying Notes to Financial Statements

d)
                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                          Three Months Ended
                                                               March 31,
                                                           2000         1999
Cash flows from operating activities:

  Net loss                                               $    (37)     $  (144)
  Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation                                              786          687
    Amortization of loan costs                                 86           86
    Change in accounts:
        Receivables and deposits                             (232)        (179)
        Other assets                                          (37)         (72)
        Accounts payable                                     (121)        (198)
        Tenant security deposit liabilities                     2            2
        Accrued property taxes                                202          199
        Other liabilities                                      16         (150)
           Net cash provided by operating activities          665          231

Cash flows used in investing activities:

    Property improvements and replacements                   (233)        (200)
    Net (deposits to) withdrawals from restricted             (91)         671
      escrows

           Net cash (used in) provided by investing
            activities                                       (324)         471

Cash flows used in financing activities:

    Payments on mortgage note payable                        (191)        (168)

Net increase in cash and cash equivalents                     150          534

Cash and cash equivalents at beginning of period            3,004        2,078

Cash and cash equivalents at end of period               $  3,154     $  2,612

Supplemental disclosure of cash flow information:

  Cash paid for interest                                 $    990     $    908
Supplemental disclosure of non-cash activity:
  Distribution payable                                   $    790     $     --

                   See Accompanying Notes to Financial Statements

e)
                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Winthrop Financial Associates, A Limited Partnership (the "General Partner") the general partner of the Partnership, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Certain reclassifications have been made to the 1999 information to conform to the 2000 presentation.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired control of the associate general partner of the General Partner. Pursuant to the terms of the Second Amended and Restated Agreement of Limited Partnership of the General Partner, the associate general partner has the right to cause the General Partner to take such action as it deems necessary in connection with the operation of the Partnership. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

On February 26, 1999, the interest of the associate general partner was transferred to NHP Management Company ("NHP"), an affiliate of AIMCO.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on NHP and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase. The following transactions with NHP and/or its affiliates were incurred during each of the three months ended March 31, 2000 and 1999:

                                                                  1999      1998
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $133      $115

 Reimbursement for services of affiliates and investor
  service fees (included in general and administrative
  expenses and investment properties)                               95        68

During the three months ended March 31, 2000 and 1999, affiliates of NHP were entitled to receive 4% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $133,000 and $115,000 for the three months ended March 31, 2000 and 1999, respectively.

An affiliate of NHP received reimbursements of accountable administrative expenses amounting to approximately $95,000 and $68,000 for the three months ended March 31, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 288.237 limited partnership units in the Partnership representing approximately 50.92% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its or the General Partner's affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of approximately 50.92% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Distributions

During the three months ended March 31, 2000 the Partnership declared a distribution from operations of approximately $790,000 (approximately $766,000 to the limited partners or $1,353.36 per limited partnership unit). The distribution was accrued at March 31, 2000 and paid subsequent to March 31, 2000. No distributions were declared or paid during the three months ended March 31, 1999.

Note E - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of one apartment complex located in Fairfax County, Virginia. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Segment information for the three months ended March 31, 2000 and 1999, is shown in the following tables. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.


                    2000                       Residential     Other      Totals
                                                         (in thousands)
Rental income                                    $ 2,952       $ --       $ 2,952
Other income                                         379          --          379
Interest expense                                   1,099          --        1,099
Depreciation                                         786          --          786
General and administrative expense                    --          83           83
Segment profit (loss)                                 46         (83)         (37)
Total assets                                      41,195       2,070       43,265
Capital expenditures for investment
  property                                           233          --          233


                    1999                       Residential     Other      Totals
                                                         (in thousands)

Rental income                                    $ 2,654       $ --      $ 2,654
Other income                                         226           --        226
Interest expense                                   1,017           --      1,017
Depreciation                                         687           --        687
General and administrative expense                    --           79         79
Segment loss                                         (65)         (79)      (144)
Total assets                                      41,813        2,021     43,834
Capital expenditures for investment
  property                                           200          --         200

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's sole asset is a 1,222 unit apartment complex known as Riverside Park located in Fairfax County, Virginia. The property is leased to tenants subject to leases of up to one year. Average occupancy for the first three months of 2000 was 99% compared to 96% for the corresponding period in 1999. Occupancy increased primarily due to a more aggressive marketing program and a stronger local economy.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2000 totaled approximately $37,000 as compared to a net loss of approximately $144,000 for the corresponding period of 1999. The decrease in net loss for the three months ended March 31, 2000 is primarily attributable to an increase in total revenues, partially offset by an increase in total expenses. Total revenues increased primarily due to an increases in rental income and other income. The increase in rental income is primarily the result of an increase in occupancy and average rental rates at the property. Other income increased primarily due to an increase in corporate housing income, utility income and interest income, partially offset by a decrease in laundry income.

The increase in total expenses is primarily due to an increase in operating, depreciation, and interest expenses. The increase in operating expense is due to an increase in employee bonuses, increased advertising expense and increased insurance expense, partially offset by reduced business license expense due to the timing of the receipt of the bill. The increase in depreciation expense is primarily attributable to fixed assets placed in service during the last twelve months. The increase in interest expense is due to an increase in the variable interest rate charged during the three months ended March 31, 2000.

Included in general and administrative expense for the three months ended March 31, 2000 and 1999 are reimbursements to the associate general partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership held cash and cash equivalents of approximately $3,154,000 compared to approximately $2,612,000 at March 31, 1999. The net increase in cash and cash equivalents of approximately $150,000 from the Partnership's year ended December 31, 1999, is due to approximately $665,000 of net cash provided by operating activities, partially offset by approximately $324,000 of net cash used in investing activities and approximately $191,000 of net cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to the escrow accounts maintained by mortgage lender. Cash used in financing activities consisted of payments made on the mortgage encumbering the Partnership's investment property. The Partnership invests its working capital reserves in a money market account.

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

During  the  three  months  ended  March  31,  2000,  the  Partnership  expended approximately $233,000 for capital improvements and replacements at its investment property, consisting primarily of structural improvements, appliance replacements, carpet and vinyl replacements, air conditioning upgrades, and major landscaping. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $3,587,000 for 2000 at the property which consist of structural improvements, interior decoration improvements, exterior building painting, parking lot improvements, carpet and vinyl replacements, air conditioning upgrades, and ground lighting improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $44,632,000 is being amortized over 25 years with a balloon payment of approximately $43,664,000 due at maturity in September 2001. The General Partner will attempt to refinance and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

During the three months ended March 31, 2000 the Partnership declared a distribution from operations of approximately $790,000 (approximately $766,000 to the limited partners or $1,353.36 per limited partnership unit. The distribution was accrued at March 31, 2000 and paid subsequent to March 31, 2000. No distributions were declared or paid during the three months ended March 31, 1999. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and timing of the debt maturity, refinancing and/or sale of the property. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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

                               Date:     May 15, 2000