Form 10QSB
period 2000-06-30
RIVERSIDE PARK ASSOCIATES LP
filed 2000-08-14
CIK 813812

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

                    For the quarterly period ended June 30, 2000


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

                                  BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                $ 6,165
   Receivables and deposits                                                   2,109
   Other assets                                                                 859
   Investment property:
       Land                                                   $ 6,357
       Buildings and related personal property                 71,425
                                                               77,782
       Less accumulated depreciation                          (38,729)       39,053
                                                                           $ 48,186

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                          $   95
   Tenant security deposit liabilities                                          227
   Accrued property taxes                                                       402
   Other liabilities                                                            228
   Mortgage note payable                                                     51,000

Partners' Deficit:
   General partner                                             $(1,246)
   Limited partners (566 units issued and outstanding)          (2,520)      (3,766)
                                                                           $ 48,186

                   See Accompanying Notes to Financial Statements

b)

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                              2000        1999        2000        1999
Revenues:
  Rental income                              $ 3,001     $ 2,704     $ 5,953     $ 5,358
  Other income                                   529         249         908         475
      Total revenues                           3,530       2,953       6,861       5,833

Expenses:
  Operating                                    1,257         983       2,449       2,025
  General and administrative                     130         106         213         185
  Depreciation                                   804         687       1,590       1,374
  Interest expense                             1,004         957       2,103       1,974
  Property taxes                                 200         198         408         397
      Total expenses                           3,395       2,931       6,763       5,955

Income (loss) before extraordinary item          135          22          98        (122)
Extraordinary loss on early
  extinguishment of debt                        (453)         --        (453)         --

Net (loss) income                            $  (318)       $ 22      $ (355)     $ (122)

Net (loss) income allocated to general
  partner (3%)                                $  (10)       $  1       $ (11)      $  (4)
Net (loss) income allocated to
  limited partners (97%)                        (308)         21        (344)       (118)

                                             $  (318)      $  22      $ (355)     $ (122)
Per limited partnership unit:
  Income (loss) before extraordinary
   item                                       231.55       37.10      167.95     (208.48)
  Extraordinary loss on early
   extinguishment of debt                    (775.72)         --     (775.72)         --

Net (loss) income                           $(544.17)    $ 37.10    $(607.77)   $(208.48)

Distribution per limited partnership unit   $     --     $    --    $1,353.36     $   --


                   See Accompanying Notes to Financial Statements

c)

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions         566         $ --       $47,533      $47,533

Partners' deficit at
   December 31, 1999                   566       $(1,211)     $(1,410)     $(2,621)

Distribution to partners                --           (24)        (766)        (790)

Net loss for the six months
   ended June 30, 2000                  --           (11)        (344)        (355)

Partners' deficit at
   June 30, 2000                       566       $(1,246)     $(2,520)     $(3,766)

                   See Accompanying Notes to Financial Statements

d)
                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net loss                                                       $ (355)     $  (122)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
    Depreciation                                                   1,590       1,374
    Amortization of loan costs                                       172         172
    Extraordinary loss on early extinguishment of debt               453          --
    Change in accounts:
      Receivables and deposits                                    (1,749)       (347)
      Other assets                                                   (10)        (77)
      Accounts payable                                               (43)       (105)
      Tenant security deposit liabilities                             (4)          4
      Accrued property taxes                                         402         397
      Other liabilities                                             (250)       (187)
       Net cash provided by operating activities                     206       1,109

Cash flows from investing activities:

  Property improvements and replacements                          (1,130)       (485)
  Net withdrawals from restricted escrows                             92         580
       Net cash (used in) provided by investing activities        (1,038)         95

Cash flows from financing activities:

  Payments on mortgage note payable                                 (381)       (337)
  Repayment of mortgage note payable                             (44,442)         --
  Proceeds from mortgage note payable                             51,000          --
  Loan costs paid                                                   (782)         --
  Prepayment penalties paid                                         (612)         --
  Distribution to partners                                          (790)         --
       Net cash provided by (used in) financing activities         3,993        (337)

Net increase in cash and cash equivalents                          3,161         867

Cash and cash equivalents at beginning of period                   3,004       2,078

Cash and cash equivalents at end of period                      $ 6,165      $ 2,945

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,885      $ 1,802

                   See Accompanying Notes to Financial Statements

e)

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Winthrop Financial Associates, A Limited Partnership (the "General Partner"), the general partner of the Partnership, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on NHP and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase. The following transactions with NHP and/or its affiliates were incurred during each of the six months ended June 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $272      $234
 Reimbursement for services of affiliates and investor
   service fees (included in general and administrative
   expenses and investment properties)                             235       161

During the six months ended June 30, 2000 and 1999, affiliates of NHP were entitled to receive 4% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $272,000 and $234,000 for the six months ended June 30, 2000 and 1999, respectively.

An affiliate of NHP received reimbursements of accountable administrative expenses amounting to approximately $235,000 and $161,000 for the six months ended June 30, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 291.3301 limited partnership units in the Partnership representing approximately 51.47% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its or the General Partner's affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of approximately 51.47% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Extraordinary Loss on Early Extinguishment of Debt

On June 29, 2000, the Partnership refinanced its mortgage note payable with Reilly Mortgage Group, Inc. The refinancing replaced mortgage indebtedness of approximately $44,442,000 with a new mortgage of $51,000,000. The mortgage was refinanced at a rate of 7.64% compared to the prior rate of 30 day LIBOR plus 2.75% (9.44% at June 30, 2000). Payments of approximately $415,000 are due on the first day of each month until the loan matures on July 1, 2020 at which time the loan will be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $782,000. Under the terms of the loan agreement, the Partnership was going to be required to pay a repayment fee to the lender of $470,000 upon maturity, prepayment or after acceleration, and as such, the Partnership was accruing this amount over the life of the loan. At the time the loan was repaid the Partnership had accrued approximately $345,000. The difference between the accrual and the fee paid of approximately $125,000, additional prepayment penalties of approximately $142,000 and the write-off of unamortized loan costs of approximately $186,000 resulted in an extraordinary loss on early extinguishment of debt of approximately $453,000.

Note E - Distributions

During the six months ended June 30, 2000 the Partnership declared and paid a distribution from operations of approximately $790,000 (approximately $766,000 to the limited partners or $1,353.36 per limited partnership unit). No distributions were declared or paid during the six months ended June 30, 1999.

Note F - Segment Reporting

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

Segment information for the three and six months ended June 30, 2000 and 1999, is shown in the following tables. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

      Three months ended June 30, 2000         Residential     Other      Totals
                                                         (in thousands)

Rental income                                  $ 3,001       $   --     $ 3,001
Other income                                       529           --         529
Interest expense                                 1,004           --       1,004
Depreciation                                       804           --         804
General and administrative expense                  --          130         130
Extraordinary loss on early extinguishment
  of debt                                         (453)          --        (453)
Segment loss                                      (188)        (130)       (318)

       Six months ended June 30, 2000          Residential     Other      Totals
                                                         (in thousands)

Rental income                                  $ 5,953       $   --     $ 5,953
Other income                                       908           --         908
Interest expense                                 2,103           --       2,103
Depreciation                                     1,590           --       1,590
General and administrative expense                  --          213         213
Extraordinary loss on early extinguishment
  of debt                                         (453)          --        (453)
Segment loss                                      (142)        (213)       (355)
Total assets                                    48,186           --      48,186
Capital expenditures for investment
  property                                       1,130           --       1,130

       Three months ended June 30, 1999        Residential     Other      Totals
                                                         (in thousands)

Rental income                                  $ 2,704       $   --     $ 2,704
Other income                                       249           --         249
Interest expense                                   957           --         957
Depreciation                                       687           --         687
General and administrative expense                  --          106         106
Segment profit (loss)                              128         (106)         22

       Six months ended June 30, 1999         Residential     Other      Totals
                                                         (in thousands)

Rental income                                  $ 5,358       $   --     $ 5,358
Other income                                       463           12         475
Interest expense                                 1,974           --       1,974
Depreciation                                     1,374           --       1,374
General and administrative expense                  --          185         185
Segment profit (loss)                               51         (173)       (122)
Total assets                                    41,914        2,029      43,943
Capital expenditures for investment
  property                                          485          --         485

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

The Partnership's sole asset is a 1,229 unit apartment complex known as Riverside Park located in Fairfax County, Virginia. The property is leased to tenants subject to leases of up to one year. Average occupancy for the first six months of 2000 was 99% compared to 96% for the corresponding period in 1999. Occupancy increased primarily due to a more aggressive marketing program and a stronger local economy.

Results of Operations

The Partnership's net loss for the six months ended June 30, 2000 totaled approximately $355,000 as compared to a net loss of approximately $122,000 for the corresponding period of 1999. The Partnership realized a net loss for the three months ended June 30, 2000 of approximately $318,000 compared to net income of approximately $22,000 for the three months ended June 30, 1999. The increase in net loss for the three and six month periods ended June 30, 2000 was primarily due to an extraordinary loss on early extinguishment of debt as discussed below. Income before the extraordinary loss on early extinguishment of debt for the three and six months ended June 30, 2000 was approximately $135,000 and $98,000, respectively, as compared to a net income of approximately $22,000 and a net loss of approximately $122,000 for the three and six months ended June 30, 1999.

The increase in net income before the extraordinary loss for the three and six months ended June 30, 2000 is attributable to an increase in total revenues, partially offset by an increase in total expenses. Total revenues increased due to increases in rental income and other income. The increase in rental income is primarily the result of an increase in occupancy and average rental rates at the property. Other income increased primarily due to an increase in utility income and reimbursements, corporate housing income, which is a new program at the property, and an increase in interest income due to higher cash balances in interest bearing accounts, partially offset by a decrease in laundry income.

The increase in total expenses is due to increases in operating, depreciation, interest and general and administrative expenses. The increase in operating expense is due to an increase in employee bonuses, utility expenses, corporate housing expenses, and property management fees due to the increase in rental revenue. The increase in depreciation expense is primarily attributable to fixed assets placed in service during the last twelve months. The increase in interest expense is due to an increase in the variable interest rate charged on the Partnership's variable rate mortgage loan during the six months ended June 30, 2000. The increase in general and administrative expenses is due to an increase in general partner reimbursements and an increase in professional services necessary to operate the Partnership. Included in general and administrative expense for the six months ended June 30, 2000 and 1999 are reimbursements to the associate general partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership held cash and cash equivalents of approximately $6,165,000, compared to approximately $2,945,000 at June 30, 1999. Cash and cash equivalents increased approximately $3,161,000 for the six months ended June 30, 2000 from the Partnership's year ended December 31, 1999. This net increase was due to approximately $3,993,000 of net cash provided by financing activities, and approximately $206,000 of cash provided by operating activities, partially offset by approximately $1,038,000 of cash used in investing activities. Cash provided by financing activities consisted of the proceeds from the new loan on the Partnership's investment property, partially offset by the repayment of the mortgage encumbering the Partnership's investment property, distributions to the partners, loan costs and prepayment penalties paid and payments of principle made on the mortgage encumbering the Partnership's investment property. Cash used in investing activities consisted primarily of property improvements and replacements, which was partially offset by net withdrawals from restricted escrows. The Partnership invests its working capital reserves in money market accounts.

On June 29, 2000, the Partnership refinanced its mortgage note payable with Reilly Mortgage Group, Inc. The refinancing replaced mortgage indebtedness of approximately $44,442,000 with a new mortgage of $51,000,000. The mortgage was refinanced at a rate of 7.64% compared to the prior rate of 30 day LIBOR plus 2.75% (9.44% at June 30, 2000). Payments of approximately $415,000 are due on the first day of each month until the loan matures on July 1, 2020 at which time the loan will be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $782,000. Under the terms of the loan agreement, the Partnership was going to be required to pay a repayment fee to the lender of $470,000 upon maturity, prepayment or after acceleration, and as such, the Partnership was accruing this amount over the life of the loan. At the time the loan was repaid the Partnership had accrued approximately $345,000. The difference between the accrual and the fee paid of approximately $125,000, additional prepayment penalties of approximately $142,000 and the write-off of unamortized loan costs of approximately $186,000 resulted in an extraordinary loss on early extinguishment of debt of approximately $453,000.

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

During the six months ended June 30, 2000, the Partnership expended approximately $1,130,000 for capital improvements and replacements at its investment property, consisting primarily of structural improvements, appliance replacements, carpet and vinyl replacements, air conditioning upgrades, interior decoration improvements, and parking area improvements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $3,587,000 for 2000 at the property which consist of structural improvements, interior decoration improvements, exterior building painting, parking lot improvements, carpet and vinyl replacements, air conditioning upgrades, and ground lighting improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $51,000,000 bears interest at a rate of 7.64% and is due to mature on July 1, 2020.

During the six months ended June 30, 2000 the Partnership declared and paid a distribution from operations of approximately $790,000 (approximately $766,000 to the limited partners or $1,353.36 per limited partnership unit). No distributions were declared or paid during the six months ended June 30, 1999. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and timing of the debt maturity, refinancing and/or sale of the property. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 10(e), Multifamily Note dated June 29, 2000, between Riverside Park Associates Limited Partnership, a Delaware limited partnership, and Reilly Mortgage Group, Inc., a District of Columbia corporation.

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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

                                    By:   WINTHROP FINANCIAL ASSOCIATES,
                                          A LIMITED PARTNERSHIP
                                          General Partner

                                    By:   NHP Management Company,
                                          Associate General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President and
                                          Controller

                                    Date:

                                                                  Exhibit 10 (e)

                                                        FHLMC Loan No. 002684780

                                MULTIFAMILY NOTE

                                  (MULTISTATE)

US $51,000,000.00                                      As of June 29, 2000


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of REILLY MORTGAGE GROUP, INC., a District of Columbia corporation, the principal sum of Fifty-One Million and 00/100 Dollars (US $51,000,000.00), with interest on the unpaid principal balance at the annual rate of seven and six hundred forty thousandths percent (7.640%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 2000 Corporate Ridge, Suite 925, McLean, Virginia 22102, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

(b) Consecutive monthly installments of principal and interest, each in the amount of Four Hundred Fifteen Thousand Two Hundred Twenty-Nine and 41/100 Dollars (US $415,229.41), shall be payable on the first day of each month beginning on August 1, 2000, until the entire unpaid principal balance evidenced by this Note is fully paid. Any accrued interest remaining past due for 30 days or more shall be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on July 1, 2020 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(c) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due, Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount. Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as (a) any monthly installment under this Note remains past due for 30 days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than 30 days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

9.    Limits on Personal Liability.

(a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

(c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of
(1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

(d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

(e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

(f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment made under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on the last Business Day of a calendar month if Borrower has given Lender at least 30 days prior notice of its intention to make such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid,
(B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Schedule A. For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Schedule A.

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium. The amount of any such partial prepayment shall be computed so as to provide to Lender a prepayment premium computed pursuant to Schedule A without Borrower having to pay out-of-pocket any additional amounts.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made no more than 180 days before the Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c)   Schedule A is hereby incorporated by reference into this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth on Schedule A represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

13.  Waivers.  Presentment,  demand,  notice  of  dishonor,  protest,  notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Loan Charges. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument.

20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED SCHEDULES.  The following Schedules are attached to this Note:

             X       Schedule A    Prepayment Premium (required)

             X       Schedule B    Modifications to Multifamily Note

      IN WITNESS  WHEREOF,  Borrower has signed and  delivered  this Note or has
caused  this  Note  to  be  signed  and   delivered   by  its  duly   authorized
representative.

                                    AIMCO RIVERSIDE PARK, L.L.C., a Delaware
                                       limited liability company

                                    By:   NHP Management Company, a District of
                                          Columbia corporation, its Manager

                                       By:
                                              Patti K. Fielding
                                              Vice President

                                   Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS 29TH DAY OF JUNE, 2000.

REILLY MORTGAGE GROUP, INC., a District
   of Columbia corporation

By:
   Brenda R. Dutrow
   Assistant Vice President

                                   SCHEDULE A

                               PREPAYMENT PREMIUM

      Any prepayment premium payable under Paragraph 10 of this Note shall be computed as follows:

(a) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be the greater of:

(i)   1.0% of the unpaid principal balance of this Note; or

(ii)  the product obtained by multiplying:

(A)   the amount of principal being prepaid,

                        by

(B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate,

                        by

(C)   the Present Value Factor.

          For purposes of subparagraph (ii), the following definitions shall apply:

          Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of the Note, expressed as a decimal calculated to five digits.

          Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in any other case, the date on which Lender accelerates the unpaid principal balance of the Note.

          Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.250% U.S. Treasury Security due February 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury
          Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

          Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                    [OBJECT OMITTED]

            n = number of months remaining in Yield Maintenance Period

            ARR = Assumed Reinvestment Rate

(b) If the prepayment is made after the expiration of the Yield Maintenance Period but more than 180 days before the Maturity Date, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

                                   SCHEDULE B

                        MODIFICATIONS TO MULTIFAMILY NOTE

1. The first sentence of 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

            So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2. Paragraph 9(c) of the Note is amended to add the following subparagraph (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents in accordance with the terms of the Security Instrument.