Form 10QSB
period 2000-09-30
RIVERSIDE PARK ASSOCIATES LP
filed 2000-11-13
CIK 813812

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

                 For the quarterly period ended September 30, 2000


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

                                  BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                               September 30, 2000

Assets

   Cash and cash equivalents                                               $    928
   Receivables and deposits                                                   1,162
   Due from affiliates                                                          510
   Other assets                                                               1,377
   Investment property:
       Land                                                   $ 6,357
       Buildings and related personal property                 71,839
                                                               78,196
       Less accumulated depreciation                          (39,562)       38,634
                                                                           $ 42,611

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                        $    269
   Tenant security deposit liabilities                                          223
   Accrued property taxes                                                       195
   Other liabilities                                                            491
   Mortgage note payable                                                     50,818

Partners' Deficit:
   General partner                                             $(1,265)
   Limited partners (566 units issued and outstanding)          (8,120)      (9,385)
                                                                           $ 42,611

                   See Accompanying Notes to Financial Statements


b)

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                             Three Months Ended       Nine Months Ended
                                                September 30,           September 30,
                                              2000        1999         2000           1999
Revenues:
  Rental income                            $    3,131  $   2,811   $    9,084    $    8,169
  Other income                                    702        253        1,610           728
      Total revenues                            3,833      3,064       10,694         8,897

Expenses:
  Operating                                     1,391      1,067        3,840         3,092
  General and administrative                      221         95          434           280
  Depreciation                                    833        754        2,423         2,128
  Interest expense                                981        987        3,224         2,961
  Property taxes                                  195        199          603           596
      Total expenses                            3,621      3,102       10,524         9,057

Income (loss) before extraordinary item           212        (38)         170          (160)
Extraordinary loss on early
  extinguishment of debt                           --         --         (313)           --

Net income (loss)                          $      212  $     (38)  $     (143)   $     (160)

Net income (loss) allocated to general
  partner (3%)                             $        6  $      (1)  $       (4)   $       (5)
Net income (loss) allocated to
  limited partners (97%)                          206        (37)        (139)         (155)

                                           $      212  $     (38)  $     (143)   $     (160)
Per limited partnership unit:
  Income (loss) before extraordinary
   item                                    $   363.96  $  (65.37)  $   291.52    $  (273.85)
  Extraordinary loss on early
   extinguishment of debt                          --         --      (537.10)           --

Net income (loss)                          $   363.96  $  (65.37)  $  (245.58)   $  (273.85)

Distribution per limited partnership
  unit                                     $10,256.18  $      --   $11,609.54    $       --

                   See Accompanying Notes to Financial Statements


c)

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions         566         $ --       $47,533      $47,533

Partners' deficit at

   December 31, 1999                   566       $(1,211)     $(1,410)     $(2,621)

Distribution to partners                --           (50)      (6,571)      (6,621)

Net loss for the nine months
   ended September 30, 2000             --            (4)        (139)        (143)

Partners' deficit at

   September 30, 2000                  566       $(1,265)     $(8,120)     $(9,385)

                   See Accompanying Notes to Financial Statements


d)
                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net loss                                                       $ (143)     $ (160)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
    Depreciation                                                   2,423       2,128
    Amortization of loan costs                                       181         258
    Extraordinary loss on early extinguishment of debt               313          --
    Change in accounts:
      Receivables and deposits                                      (802)       (188)
      Other assets                                                  (492)        (95)
      Accounts payable                                               131         (37)
      Tenant security deposit liabilities                             (8)         21
      Accrued property taxes                                         195         206
      Other liabilities                                               13        (202)
       Net cash provided by operating activities                   1,811       1,931

Cash flows from investing activities:

  Property improvements and replacements                          (1,544)     (1,122)
  Net withdrawals from restricted escrows                             92         641
       Net cash used in investing activities                      (1,452)       (481)

Cash flows from financing activities:

  Due from affiliate                                                (510)         --
  Payments on mortgage note payable                                 (563)       (496)
  Repayment of mortgage note payable                             (44,442)         --
  Proceeds from mortgage note payable                             51,000          --
  Loan costs paid                                                   (827)         --
  Prepayment penalties paid                                         (472)         --
  Distribution to partners                                        (6,621)         --
       Net cash used in financing activities                      (2,435)       (496)

Net (decrease) increase in cash and cash equivalents              (2,076)        954

Cash and cash equivalents at beginning of period                   3,004       2,078

Cash and cash equivalents at end of period                       $ 928       $ 3,032

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $ 2,998      $ 2,704


                   See Accompanying Notes to Financial Statements

e)

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Winthrop Financial Associates, A Limited Partnership (the "General Partner"), the general partner of the Partnership, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on NHP and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase. The following transactions with NHP and/or its affiliates were incurred during each of the nine months ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $418      $354
 Reimbursement for services of affiliates and investor
   service fees (included in general and administrative
   expenses and investment properties)                             391       248
 Refinance fee (included in loan costs)                            510        --
 Due from affiliates                                               510        --
 Loan costs                                                         45        --

During the nine months ended September 30, 2000 and 1999, affiliates of NHP were entitled to receive 4% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $418,000 and $354,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of NHP received reimbursements of accountable administrative expenses amounting to approximately $391,000 and $248,000 for the nine months ended September 30, 2000 and 1999, respectively.

For acting as agent in connection with the refinancing of the property, the General Partner was paid a commission of approximately $510,000 during the nine months ended September 30, 2000. This amount is included in capitalized loan costs which are included in "Other Assets" on the balance sheet at September 30, 2000.

At September 30, 2000, the Partnership was owed $510,000 from affiliates of the General Partner. This amount was received from the affiliates of the General Partner subsequent to September 30, 2000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 342.98 limited partnership units in the Partnership representing approximately 60.60% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of approximately 60.60% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Extraordinary Loss on Early Extinguishment of Debt

On June 29, 2000, the Partnership refinanced its mortgage note payable with Reilly Mortgage Group, Inc. The refinancing replaced mortgage indebtedness of approximately $44,442,000 with a new mortgage of $51,000,000. The mortgage was refinanced at a rate of 7.64% compared to the prior rate of 30 day LIBOR plus 2.75% (9.44% at June 30, 2000). Payments of approximately $415,000 are due on the first day of each month until the loan matures on July 1, 2020 at which time the loan will be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $827,000. Under the terms of the previous loan agreement, the Partnership was going to be required to pay a repayment fee to the lender of $470,000 upon maturity, prepayment or after acceleration, and as such, the Partnership was accruing this amount over the life of the loan. At the time the loan was repaid the Partnership had accrued approximately $345,000. The difference between the accrual and the fee paid of $470,000 or approximately $125,000, additional prepayment penalties of approximately $2,000 and the write-off of unamortized loan costs of approximately $186,000 resulted in an extraordinary loss on early extinguishment of debt of approximately $313,000.

Note E - Distributions

During  the  nine  months  ended  September  30,  2000  the   Partnership   paid
distributions of approximately $6,621,000 (approximately $6,571,000 to the limited partners or $11,609.54 per limited partnership unit) consisting of cash from operations of approximately $1,654,000 (approximately $1,604,000 to the limited partners or $2,833.92 per limited partnership unit) and cash from refinance proceeds all paid to the limited partners of approximately $4,967,000 (approximately $8,775.62 per limited partnership unit). No distributions were declared or paid during the nine months ended September 30, 1999.

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

Segment information for the three and nine months ended September 30, 2000 and 1999, is shown in the following tables. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.


    Three Months ended September 30, 2000      Residential     Other      Totals
                                                         (in thousands)

Rental income                                    $ 3,131       $   --     $ 3,131
Other income                                         702           --         702
Interest expense                                     981           --         981
Depreciation                                         833           --         833
General and administrative expense                    --          221         221
Segment profit (loss)                                433         (221)        212


    Nine Months ended September 30, 2000       Residential     Other      Totals
                                                         (in thousands)

Rental income                                    $ 9,084       $ --       $ 9,084
Other income                                       1,610           --       1,610
Interest expense                                   3,224           --       3,224
Depreciation                                       2,423           --       2,423
General and administrative expense                    --          434         434
Extraordinary loss on early extinguishment
  of debt                                           (313)          --        (313)
Segment profit (loss)                                291         (434)       (143)
Total assets                                      42,611           --      42,611
Capital expenditures for investment
  property                                         1,544           --       1,544


    Three Months ended September 30, 1999      Residential     Other      Totals
                                                         (in thousands)

Rental income                                   $ 2,811       $ --       $ 2,811
Other income                                        253           --         253
Interest expense                                    987           --         987
Depreciation                                        754           --         754
General and administrative expense                   --           95          95
Segment profit (loss)                                44          (82)        (38)


    Nine Months ended September 30, 1999      Residential     Other      Totals
                                                         (in thousands)

Rental income                                   $ 8,169       $ --       $ 8,169
Other income                                        703           25         728
Interest expense                                  2,961           --       2,961
Depreciation                                      2,128           --       2,128
General and administrative expense                   --          280         280
Segment profit (loss)                                95         (255)       (160)
Total assets                                     43,625           --      43,625
Capital expenditures for investment
  property                                         1,122          --       1,122

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

The Partnership's sole asset is a 1,229 unit apartment complex known as Riverside Park located in Fairfax County, Virginia. The property is leased to tenants subject to leases of up to one year. Average occupancy for the nine months ended September 30, 2000 was 99% compared to 97% for the nine months ended September 30, 1999. Occupancy increased primarily due to a more aggressive marketing program and a stronger local economy.

Results of Operations

The Partnership's net loss for the nine months ended September 30, 2000, totaled approximately $143,000 as compared to a net loss of approximately $160,000 for the nine months ended September 30, 1999. The Partnership realized net income for the three months ended September 30, 2000, of approximately $212,000 compared to a net loss of approximately $38,000 for the three months ended September 30, 1999. The increase in net income and the decrease in net loss for the three and nine months ended September 30, 2000 is primarily attributable to an increase in total revenue which more than offset an increase in total expenses and an extraordinary loss on early extinguishment of debt as discussed below during the nine month period ended September 30, 2000. Income before the extraordinary loss on early extinguishment of debt for the three and nine months ended September 30, 2000 was approximately $212,000 and $170,000, respectively, as compared to a net loss of approximately $38,000 and $160,000 for the three and nine months ended September 30, 1999.

The increase in net income before the extraordinary loss for the three and nine months ended September 30, 2000 is attributable to an increase in total revenues, partially offset by an increase in total expenses. Total revenues increased due to increases in rental income and other income. The increase in rental income is primarily the result of an increase in occupancy and average rental rates at the property. Other income increased primarily due to an increase in corporate housing income, which is a new program at the property, utility income and reimbursements, and interest income due to higher cash balances in interest bearing accounts, partially offset by a decrease in laundry income.

The increase in total expenses is primarily due to an increase in operating, depreciation, interest and general and administrative expenses. The increase in operating expense is due to an increase in corporate housing expenses, employee bonuses, utility expenses, and property management fees due to the increase in rental revenue. The increase in depreciation expense is primarily attributable to fixed assets placed in service during the last twelve months. The increase in interest expense for the nine months ended September 30, 2000 is due to an increase in the variable interest rate charged on the Partnership's variable rate mortgage loan prior to the refinance on June 29, 2000 as discussed below. The increase in general and administrative expenses is due to an increase in the cost of services included in the management reimbursements to the General
Partner as allowed under the Partnership Agreement and an increase in professional services necessary to operate the Partnership. Included in general and administrative expense for the nine months ended September 30, 2000 and 1999 are reimbursements to the associate general partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership held cash and cash equivalents of approximately $928,000, compared to approximately $3,032,000 at September 30, 1999. Cash and cash equivalents decreased approximately $2,076,000 for the nine months ended September 30, 2000 from the Partnership's year ended December 31, 1999. This net decrease was comprised of approximately $2,435,000 of net cash used in financing activities, and approximately $1,452,000 of cash used in investing activities, partially offset by approximately $1,811,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of the repayment of the mortgage encumbering the Partnership's investment property, distributions to the partners, loan costs and prepayment penalties paid and payments of principle made on the mortgage encumbering the Partnership's investment property, partially offset by the proceeds from the new loan on the Partnership's investment property. Cash used in investing activities consisted primarily of property improvements and replacements, which was partially offset by net withdrawals from restricted escrows. The partnership invests its working capital reserves in money market accounts.

On June 29, 2000, the Partnership refinanced its mortgage note payable with Reilly Mortgage Group, Inc. The refinancing replaced mortgage indebtedness of approximately $44,442,000 with a new mortgage of $51,000,000. The mortgage was refinanced at a rate of 7.64% compared to the prior rate of 30 day LIBOR plus 2.75% (9.44% at June 30, 2000). Payments of approximately $415,000 are due on the first day of each month until the loan matures on July 1, 2020 at which time the loan will be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $827,000. Under the terms of the previous loan agreement, the Partnership was going to be required to pay a repayment fee to the lender of $470,000 upon maturity, prepayment or after acceleration, and as such, the Partnership was accruing this amount over the life of the loan. At the time the loan was repaid the Partnership had accrued approximately $345,000. The difference between the accrual and the fee paid of $470,000 or approximately $125,000, additional prepayment penalties of approximately $2,000 and the write-off of unamortized loan costs of approximately $186,000 resulted in an extraordinary loss on early extinguishment of debt of approximately $313,000.

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

During the nine months ended September 30, 2000, the Partnership expended approximately $1,544,000 for capital improvements and replacements at its investment property, consisting primarily of structural improvements, appliance replacements, floor covering replacements, air conditioning upgrades, interior decoration improvements, and parking area improvements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately
$3,587,000 for 2000 at the property which consist of structural improvements, interior decoration improvements, exterior building painting, parking lot improvements, carpet and vinyl replacements, air conditioning upgrades, and ground lighting improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $50,818,000 bears interest at a rate of 7.64% and is due to mature on July 1, 2020 at which time it is scheduled to be fully amortized.

During  the  nine  months  ended  September  30,  2000  the   Partnership   paid
distributions of approximately $6,621,000 (approximately $6,571,000 to the limited partners or $11,609.54 per limited partnership unit) consisting of cash from operations of approximately $1,654,000 (approximately $1,604,000 to the limited partners or $2,833.92 per limited partnership unit) and cash from refinance proceeds all paid to the limited partners of approximately $4,967,000 (approximately $8,775.62 per limited partnership unit). No distributions were declared or paid during the nine months ended September 30, 1999. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and timing of the debt maturity, refinancing and/or sale of the property. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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

                                    Date: November 13, 2000