Form 10KSB
period 2000-12-31
RIVERSIDE PARK ASSOCIATES LP
filed 2001-03-28
CIK 813812

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)
                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
    [NO FEE REQUIRED]

                    For the fiscal year ended December 31, 2000

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

State issuer's revenues for its most recent fiscal year.  $14,454,000.

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I


Item 1.  Description of Business

Riverside Park Associates Limited Partnership (the "Registrant" or "Partnership") was formed on May 14, 1986 pursuant to the Delaware Revised Uniform Limited Partnership Act for the purpose of operating and holding for investment an apartment complex known as "Riverside Park". The general partner of the Registrant is Winthrop Financial Associates, A Limited Partnership (the "General Partner"). NHP Management Company ("NHP"), the associate general partner of the General Partner, and an affiliate of Apartment Investment and Management Company ("AIMCO") has the right to cause the General Partner to take such actions as it deems advisable with respect to the Partnership (see "Transfer of Control" below). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

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

The Registrant has no employees. Management and administrative services are performed by the General Partner and by agents retained by the General Partner including NHP, an affiliate of NHP has been providing such management services.

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

Transfer of Control

Pursuant to the terms of the Second Amended and Restated Agreement of Limited Partnership of the General Partner, the associate general partner of the General Partner has the right to cause the General Partner to take such action as it deems necessary in connection with the operation of the Partnership. As a result of a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust ("IPT") merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired control of the associate general partner thereby vesting the management rights with respect to the registrant with AIMCO. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

On February 26, 1999, the interest of the associate general partner was transferred to NHP.

Item 2.     Description of Property

The following table sets forth the Partnership's investment in the property:

                                              Date of Type of
          Property             Purchase         Ownership              Use

Riverside Park                 05/15/86   Fee ownership subject    Apartment
 Fairfax County, Virginia                   to first mortgage      1,229 units

Schedule of Property:

Set  forth  below  is  the  gross  carrying  value,  accumulated   depreciation,
depreciable life, method of depreciation and Federal tax basis for the Property:


                          Gross
                        Carrying    Accumulated                             Federal
                          Value     Depreciation      Rate      Method     Tax Basis
                             (in thousands)                              (in thousands)

Riverside Park           $78,681      $40,152      5-27.5 yrs     S/L       $27,403

See "Item 7 - Financial Statements - Note A" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loan encumbering the Partnership's investment property:


                     Principal                                          Principal
                     Balance At                                          Balance
                    December 31,    Interest     Period    Maturity       Due At
Property                2000          Rate     Amortized     Date      Maturity(1)
                   (in thousands)                                     (in thousands)
Riverside Park
  1st mortgage        $50,542        7.64%        (1)      07/01/20        $ --

(1) The principal balance is due to mature on July 1, 2020 at which time the loan is scheduled to be fully amortized.

(2)  See "Item 7. Financial Statements - Note C" for information with respect to
     the   Partnership's   ability  to  prepay  this  loan  and  other  specific
     information about the loan terms.

On June 29, 2000, the Partnership refinanced its mortgage note payable. The refinancing replaced mortgage indebtedness of approximately $44,442,000 with a new mortgage of $51,000,000. The mortgage was refinanced at a rate of 7.64% compared to the prior rate of 30 day LIBOR plus 2.75% (9.44% at December 31, 2000). Payments of approximately $415,000 are due on the first day of each month until the loan matures on July 1, 2020 at which time the loan is scheduled to be fully amortized. Under the terms of the new loan agreement, the Partnership will pay a prepayment premium as defined in the loan agreement if the loan is paid off prior to 180 days before the maturity date. Capitalized loan costs incurred for the refinancing were approximately $876,000. Under the terms of the previous loan agreement, the Partnership was required to pay a repayment fee to the lender of $470,000 upon maturity, prepayment or after acceleration, and as such, the Partnership was accruing this amount over the life of the loan. At the time the loan was repaid the Partnership had accrued approximately $345,000. The difference between the accrual and the fee paid of $470,000 or approximately $125,000, additional prepayment penalties of approximately $2,000 and the write-off of unamortized loan costs of approximately $186,000 resulted in an extraordinary loss on early extinguishment of debt of approximately $313,000.

Schedule of Rental Rates and Occupancy:

Average annual rental rate and occupancy for 2000 and 1999:

                                   Average Annual             Average Annual
                                     Rental Rate                Occupancy
                                     (per unit)
          Property               2000           1999         2000        1999

Riverside Park                  $10,131        $9,284        98%         97%

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

    Schedule of Real Estate Taxes and Rates:

    Real estate taxes and rate for 2000:

                               2000          2000
                              Billing        Rate
                          (in thousands)

Riverside Park                 $803         1.23%

Capital Improvements:

During 2000, the Partnership completed approximately $2,029,000 of capital improvements at Riverside Park, consisting primarily of structural improvements, parking lot improvements, plumbing upgrades, floor covering and appliance replacements, air conditioning replacements, and other building improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $337,975. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II


Item 5. Market for Registrant's Units of Limited Partnership and Related Partner Matters

As of December 31, 2000, there were 325 holders of record of the 566 Units. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. As of December 31, 2000, affiliates of AIMCO owned 353.08 Units of limited partnership interest or 62.38%.

The following table sets forth the distributions made or accrued by the Partnership for the years ended December 31, 1999 and 2000.

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/99 - 12/31/99                    --                    --
       01/01/00 - 12/31/00               $ 8,701 (1)        $15,088.34

(1) Consists of approximately $3,734,000 (approximately $3,622,000 to the limited partners or $6,399.29 per limited partnership unit) from operations, and approximately $4,967,000 (approximately $4,918,000 to the limited partners or $8,689.05 per limited partnership unit) from refinancing proceeds. (See "Item 6" for more details).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 353.08 limited partnership units in the Partnership representing approximately 62.38% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $42,000 per Unit. Pursuant to this offer, AIMCO acquired an additional 10.13 units resulting in its total ownership being increased to 363.21 units or 64.17% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of approximately 62.38% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Results of Operations

The Partnership's net income for the year ended December 31, 2000, totaled approximately $409,000 as compared to a net loss of approximately $77,000 for the year ended December 31, 1999. The increase in net income for the year ended December 31, 2000 was primarily attributable to an increase in total revenues which more than offset an increase in total expenses and an extraordinary loss on early extinguishment of debt as discussed below. Income before the extraordinary loss on early extinguishment of debt for the year ended December 31, 2000 was approximately $722,000 as compared to a net loss of approximately $77,000 for the year ended December 31, 1999.

The increase in income before the extraordinary loss for the year ended December 31, 2000 is attributable to an increase in total revenues, partially offset by an increase in total expenses. Total revenues increased primarily due to increases in rental income and other income. The increase in rental income is primarily the result of an increase in occupancy and average rental rates at the property. Other income increased primarily due to an increase in corporate housing income, which is a new program at the property, utility income and reimbursements, and interest income due to higher cash balances in interest bearing accounts.

The increase in total expenses is due to an increase in operating, depreciation, interest, property tax expenses and general and administrative expenses. The increase in operating expense is due to an increase in corporate housing expenses, employee bonuses, and property management fees due to the increase in rental revenue. The increase in depreciation expense is primarily attributable to fixed assets placed in service during the last twelve months. The increase in interest expense is due to an increase in the variable interest rate charged on the Partnership's variable rate mortgage loan prior to the refinancing discussed below, on June 29, 2000, and the interest being calculated on a higher principal balance after the refinancing. Property tax expense increased due to an increased assessment value of the property as established by the taxing authorities.

The increase in general and administrative expenses is due to an increase in the cost of services included in management reimbursements to the associate general partner of the General Partner as allowed under the Partnership Agreement and an increase in professional services necessary to operate the Partnership. Included in general and administrative expense for the year ended December 31, 2000 and 1999 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership held cash and cash equivalents of approximately $2,988,000, compared to approximately $3,139,000 at December 31, 1999. The decrease in cash and cash equivalents of approximately $151,000 from December 31, 1999 is due to approximately $2,250,000 of net cash used in financing activities, and approximately $1,937,000 of cash used in investing activities, partially offset by approximately $4,036,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of the repayment of the mortgage encumbering the Partnership's investment property, distributions to the partners, loan costs and prepayment penalties paid and payments of principal made on the mortgage encumbering the Partnership's investment property, partially offset by proceeds from the new loan on the Partnership's investment property. Cash used in investing activities consisted primarily of property improvements and replacements, which was partially offset by net withdrawals from restricted escrows.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership, and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $337,975. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On June 29, 2000, the Partnership refinanced its mortgage note payable. The refinancing replaced mortgage indebtedness of approximately $44,442,000 with a new mortgage of $51,000,000. The mortgage was refinanced at a rate of 7.64% compared to the prior rate of 30 day LIBOR plus 2.75% (9.44% at June 30, 2000). Payments of approximately $415,000 are due on the first day of each month until the loan matures on July 1, 2020 at which time the loan is scheduled to be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $876,000. Under the terms of the previous loan agreement, the Partnership was required to pay a repayment fee to the lender of $470,000 upon maturity, prepayment or after acceleration, and as such, the Partnership was accruing this amount over the life of the loan. At the time the loan was repaid the Partnership had accrued approximately $345,000. The difference between the accrual and the fee paid of $470,000 or approximately $125,000, additional prepayment penalties of approximately $2,000 and the write-off of unamortized loan costs of approximately $186,000 resulted in an extraordinary loss on early extinguishment of debt of approximately $313,000.

During 2000 the Partnership allocated distributions of approximately $6,621,000 (approximately $6,522,000 to the limited partners or $11,522.97 per limited partnership unit) consisting of cash from operations of approximately $1,654,000 (approximately $1,604,000 to the limited partners or $2,833.92 per limited partnership unit) and cash from refinance proceeds of approximately $4,967,000 (approximately $4,918,000 to the limited partners or $8,689.05 per limited partnership unit). In addition at December 31, 2000 the Partnership had declared a distribution payable from operations of $2,080,000 (approximately $2,018,000 to the limited partners or $3,565.37 per limited partnership unit). This distribution was paid during January 2001. No distributions were declared or paid during the year ended December 31, 1999. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and timing of the debt maturity, refinancing and/or sale of the property. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in the year 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 353.08 limited partnership units in the Partnership representing approximately 62.38% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $42,000 per Unit. Pursuant to this offer, AIMCO acquired an additional 10.13 units resulting in its total ownership being increased to 363.21 units or 64.17% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of approximately 62.38% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 7.     Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS



      Report of Independent Public Accountants - Arthur Andersen LLP

      Balance Sheet - December 31, 2000

      Statements of Operations - Years ended December 31, 2000 and 1999

      Statements of Changes in Partners' Deficit - Years ended December 31, 2000 and 1999

      Statements of Cash Flows - Years ended December 31, 2000 and 1999

      Notes to Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To The Partners of
Riverside Park Associates Limited Partnership:

We have audited the accompanying balance sheet of Riverside Park Associates Limited Partnership (a Delaware limited partnership) as of December 31, 2000, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverside Park Associates Limited Partnership as of December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                          /s/Arthur Andersen LLP



Denver, Colorado
January 24, 2001.

                   Riverside Park Associates Limited Partnership

                                  Balance Sheet
                          (in thousands, except unit data)

                                December 31, 2000



Assets
  Cash and cash equivalents                                              $  2,988
  Receivables and deposits                                                    192
  Other assets                                                                919
  Investment property (Notes C & D):
   Land                                                     $ 6,357
   Buildings and related personal property                    72,324
                                                              78,681
   Less accumulated depreciation                             (40,152)      38,529
                                                                         $ 42,628
Liabilities and Partners' Deficit
Liabilities:
  Accounts payable                                                       $    170
  Tenant security deposit liabilities                                         234
  Other liabilities                                                           515
  Distributions payable                                                     2,080
  Mortgage note payable (Note C)                                           50,542

Partners' Deficit:
  General partner                                           $ (1,360)
  Limited partners (566 units issued and outstanding)         (9,553)     (10,913)
                                                                         $ 42,628

                   See Accompanying Notes to Financial Statements

                   Riverside Park Associates Limited Partnership

                            Statements of Operations
                          (in thousands, except unit data)



                                                         Years Ended December 31,
                                                            2000          1999
 Revenues:
   Rental income                                         $   12,241     $ 11,069
   Other income                                               2,213          997

    Total revenues                                           14,454       12,066

 Expenses:
   Operating                                                  5,193        4,245
   General and administrative                                   512          367
   Depreciation                                               3,013        2,814
   Interest                                                   4,203        3,949
   Property taxes                                               811          768

    Total expenses                                           13,732       12,143

 Income (loss) before extraordinary item                        722          (77)

 Extraordinary loss on early extinguishment of debt            (313)          --

 Net income (loss)                                       $      409     $    (77)

 Net income (loss) allocated to general partner (3%)     $       12     $     (2)

 Net income (loss) allocated to limited partners (97%)          397          (75)
                                                         $      409     $    (77)
 Per limited partnership unit:
   Income (loss) before extraordinary item               $ 1,236.75     $(132.51)
   Extraordinary loss on early extinguishment of debt       (535.34)          --
   Net income (loss)                                     $   701.41     $(132.51)

 Distribution per limited partnership unit               $15,088.34     $     --

                   See Accompanying Notes to Financial Statements

                   Riverside Park Associates Limited Partnership

                     StatementS of Changes in Partners' Deficit
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General     Limited
                                        Units        Partner     Partners     Total

Original capital contributions           566         $    --     $47,533     $ 47,533

Partners' deficit at
   December 31, 1998                     566         $(1,209)    $(1,335)    $ (2,544)

Net loss for the year ended
   December 31, 1999                      --              (2)        (75)         (77)

Partners' deficit at
   December 31, 1999                     566          (1,211)     (1,410)      (2,621)

Distributions to partners                 --            (161)     (8,540)      (8,701)

Net income for the year ended
   December 31, 2000                      --              12         397          409

Partners' deficit at
   December 31, 2000                     566         $(1,360)    $(9,553)    $(10,913)


                   See Accompanying Notes to Financial Statements

                   Riverside Park Associates Limited Partnership

                            Statements of Cash Flows
                                   (in thousands)


                                                                     Years Ended
                                                                    December 31,
                                                                  2000        1999
Cash flows from operating activities:
  Net income (loss)                                               $  409      $  (77)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation                                                   3,013       2,814
    Amortization of loan costs                                       192         300
    Extraordinary loss on early extinguishment of debt               313          --
    Change in accounts:
      Receivables and deposits                                        33          81
      Other assets                                                     4         (32)
      Accounts payable                                                32        (278)
      Tenant security deposit liabilities                              3          26
      Other liabilities                                               37         124
       Net cash provided by operating activities                   4,036       2,958

Cash flows from investing activities:
  Property improvements and replacements                          (2,029)     (1,905)
  Net withdrawals from restricted escrows                             92         702
       Net cash used in investing activities                      (1,937)     (1,203)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (839)       (694)
  Repayment of mortgage note payable                             (44,442)         --
  Proceeds from mortgage note payable                             51,000          --
  Loan costs paid                                                   (876)         --
  Prepayment penalties paid                                         (472)         --
  Distributions to partners                                       (6,621)         --
       Net cash used in financing activities                      (2,250)       (694)

Net (decrease) increase in cash and cash equivalents                (151)      1,061

Cash and cash equivalents at beginning of period                   3,139       2,078

Cash and cash equivalents at end of period                      $ 2,988      $ 3,139

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 3,967      $ 3,650
Supplemental disclosure of non-cash activity:
  Distribution payable                                          $ 2,080      $    --


                   See Accompanying Notes to Financial Statements


                   Riverside Park AssociateS Limited Partnership

                          Notes to Financial Statements

                                December 31, 2000


Note A - Organization and Summary of Significant Accounting Policies

Organization:

Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant"), a Delaware limited partnership, was formed on May 14, 1986 to operate and hold for investment a three-building apartment complex known as Riverside Park. The Partnership will terminate on December 31, 2035 unless terminated prior to such date. The general partner of the Partnership is Winthrop Financial Associates, a Limited Partnership (the "General Partner" or "WFA"). NHP Management Company ("NHP"), the associate general partner of the General Partner and an affiliate of Apartment Investment and Management Company ("AIMCO"), has the right to cause the General Partner to take such action as it deems advisable with respect to the Partnership (See "Note B - Transfer of Control"). The directors and officers of NHP also serve as executive officers of AIMCO.

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

Investment Properties:

Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustment for impairment of value was recorded for the years ended December 31, 2000 and 1999.

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

Loan and Other Mortgage-Related Costs:

Loan and other mortgage-related costs of approximately $876,000, net of accumulated amortization of approximately $21,000, are included in other assets and are being amortized on a straight-line basis over 240 months. Amortization of these costs is included in interest expense.

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

Segment Reporting:

Statement of Financial Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. Moreover, due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as presently presented.

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

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $2,861,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the apartment and is current on rental payments.

Advertising Costs:

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $209,000 and $183,000 for the years ended December 31, 2000 and 1999, respectively.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note B - Transfer of Control

Pursuant to the terms of the Second Amended and Restated Agreement of Limited Partnership of the General Partner, the associate general partner of the General Partner has the right to cause the General Partner to take such action as it deems necessary in connection with the operation of the Partnership. As a result of a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust ("IPT") merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired control of the associate general partner thereby vesting the management rights with respect to the registrant with AIMCO. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

On February 26, 1999, the interest of the associate general partner was transferred to NHP Management Company ("NHP") an affiliate of AIMCO.

Note C - Mortgage Note Payable

The principle terms of the mortgage note payable are as follows:


                     Principal      Monthly                               Principal
                     Balance At     Payment      Stated                    Balance
                    December 31,   Including    Interest    Maturity       Due At
Property                2000        Interest      Rate        Date        Maturity
                         (in thousands)                                (in thousands)
Riverside Park
  1st mortgage        $50,542        $ 415        7.64%     07/01/20        $ --

On June 29, 2000, the Partnership refinanced its mortgage note payable. The refinancing replaced mortgage indebtedness of approximately $44,442,000 with a new mortgage of $51,000,000. The mortgage was refinanced at a rate of 7.64% compared to the prior rate of 30 day LIBOR plus 2.75% (9.44% at December 31, 2000). Payments of approximately $415,000 are due on the first day of each month until the loan matures on July 1, 2020 at which time the loan is scheduled to be fully amortized. Under the terms of the new loan agreement, the Partnership will pay a prepayment premium as defined in the loan agreement if the loan is paid off prior to 180 days before the maturity date. Capitalized loan costs incurred for the refinancing were approximately $876,000. Under the terms of the previous loan agreement, the Partnership was required to pay a repayment fee to the lender of $470,000 upon maturity, prepayment or after acceleration, and as such, the Partnership was accruing this amount over the life of the loan. At the time the loan was repaid the Partnership had accrued approximately $345,000. The difference between the accrual and the fee paid of $470,000 or approximately $125,000, additional prepayment penalties of approximately $2,000 and the write-off of unamortized loan costs of approximately $186,000 resulted in an extraordinary loss on early extinguishment of debt of approximately $313,000.

The mortgage note payable is nonrecourse and is secured by pledge of the Partnership's property and by pledge of revenues from the rental property. The mortgage note includes prepayment penalties if repaid prior to maturity. The investment property may not be sold subject to the existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2000, are as follows (in thousands):

      2001       $ 1,161
      2002         1,253
      2003         1,353
      2004         1,460
      2005         1,575
   Thereafter
                  43,740
                 $50,542

Note D - Real Estate and Accumulated Depreciation

                                       Initial Cost
                                      To Partnership
                                      (in thousands)
                                                Buildings           Cost
                                               and Related      Capitalized
                                                 Personal      Subsequent to
   Description      Encumbrance      Land        Property       Acquisition
                   (in thousands)                              (in thousands)

 Riverside Park       $50,542       $6,357       $52,768          $19,556



                   Gross Amount At Which Carried
                       At December 31, 2000
                          (in thousands)
                             Buildings
                                and
                              Personal              Accumulated      Date    Depreciable
   Description       Land     Property    Total    Depreciation    Acquired   Life-Years
                                                  (in thousands)

 Riverside Park    $ 6,357    $72,324    $78,681      $40,152      05/15/86   5-27.5 yrs

Reconciliation of "Real Estate and Accumulated Depreciation":

                                             Years Ended December 31,
                                               2000             1999
                                                    (in thousands)
Real Estate
Balance at beginning of year                 $76,652          $74,747
    Property improvements                      2,029            1,905
Balance at end of year                       $78,681          $76,652

Accumulated Depreciation
Balance at beginning of year                 $37,139          $34,325
    Additions charged to expense               3,013            2,814
Balance at end of year                       $40,152          $37,139

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999 is approximately $78,679,821 and $76,602,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $51,276,847 and $48,371,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reportable in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):

                                         Years Ended December 31,
                                            2000         1999

 Net income (loss) as reported            $    409      $ (77)
 Depreciation differences                      107            7
 Deferred revenue                              (23)         (20)
 Other                                          60         (195)
 Federal taxable income (loss)            $    553      $ (285)
 Federal taxable income (loss) per
   limited partnership unit               $ 945.41     $(488.43)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2000 (in thousands):

Partners' deficit for financial statement
  purposes                                         $(10,833)
Accumulated depreciation                            (11,125)
Deferred revenue                                         83
Distributions payable                                 2,080
Other                                                 5,585
Partners' deficit for Federal income tax
  purposes                                         $(14,210)

Note F - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on NHP and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase. The following transactions with NHP and/or its affiliates were incurred during 2000 and 1999:

                                                   2000        1999
                                                    (in thousands)
Property management fees (included in
  operating expenses)                              $569        $479
Reimbursements for services of affiliates
  and investor service fees (included in
  operating, general and administrative
  expenses, and investment properties)              658         366
Refinance fee (included in loan costs)              510          --

During the years ended December 31, 2000 and 1999, affiliates of NHP were entitled to receive 4% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $569,000 and $479,000 during the years ended December 31, 2000 and 1999, respectively.

An affiliate of NHP received reimbursement of accountable administrative expenses amounting to approximately $658,000 and $366,000 for the years ended December 31, 2000 and 1999, respectively. Included in these costs for the years ended December 31, 2000 and 1999 are construction service reimbursements of approximately $226,000 and $37,000, respectively, paid to an affiliate of the General Partner.

For acting as agent in connection with the refinancing of the property, the associate general partner of the General Partner was paid a commission of approximately $510,000 during the year ended December 31, 2000. This amount is included in capitalized loan costs which are included in "Other Assets" on the accompanying balance sheet at December 31, 2000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 353.08 limited partnership units in the Partnership representing approximately 62.38% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $42,000 per Unit. Pursuant to this offer, AIMCO acquired an additional 10.13 units resulting in its total ownership being increased to 363.21 units or 64.17% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of approximately 62.38% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note G - Distributions

During the year ended December 31, 2000 the Partnership allocated distributions of approximately $6,621,000 (approximately $6,522,000 to the limited partners or $11,522.97 per limited partnership unit) consisting of cash from operations of approximately $1,654,000 (approximately $1,604,000 to the limited partners or $2,833.92 per limited partnership unit) and cash from refinance proceeds of approximately $4,967,000 (approximately $4,918,000 to the limited partners or $8,689.05 per limited partnership unit). In addition at December 31, 2000 the Partnership had declared a distribution payable from operations of $2,080,000 (approximately $2,018,000 to the limited partners or $3,565.37 per limited partnership unit). This distribution was paid during January 2001. No distributions were paid or declared during 1999.

Note H - Contingencies

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 8.  Changes in and  Disagreements   with  Accountants  on  Accounting  and
         Financial Disclosure

Effective December 8, 1999, the Registrant dismissed its prior Independent Auditors, KPMG LLP ("KPMG") and retained as its new Independent Auditors, Arthur Andersen LLP. KPMG's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 1998 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the General Partner's directors. During the calendar year ended 1998 and through December 8, 1999, there were no disagreements between the Registrant and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

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

As of December 31, 2000, the names of the directors and executive officers of NHP and the position held by each of them, are as follows:

Name                    Age  Position

Patrick J. Foye         43   Executive Vice President and Director

Martha L. Long          41   Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Except as indicated above, neither the Registrant, NHP nor the General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of the General Partner.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act: Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Arthur Andersen LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of $29,000 and non-audit services (principally tax-related) of $4,100.

Item 10.    Executive Compensation

The Registrant is not required to and did not pay any compensation to the officers or directors of the associate general partner during the year ended December 31, 2000.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person or entity which is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the General Partner as a group as of December 31, 2000.

                     Entity                     Number of Units      Percentage

AIMCO Properties LP                                  152.42            26.93%
  (an affiliate of AIMCO)
Insignia Financial Group, Inc.                       200.66            35.45%
   (an affiliate of AIMCO)

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado, 80222.

Insignia Financial Group, Inc. is indirectly ultimately controlled by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina, 29602.

No director or officer of the associate general partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on NHP and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase. The following transactions with NHP and/or its affiliates were incurred during 2000 and 1999:

                                                   2000        1999
                                                    (in thousands)

Property management fees                           $569        $479
Reimbursements for services of affiliates
  and investor service fees                         658         366
Refinance fee                                       510          --

During the years ended December 31, 2000 and 1999, affiliates of NHP were entitled to receive 4% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $569,000 and $479,000 during the years ended December 31, 2000 and 1999, respectively.

An affiliate of NHP received reimbursement of accountable administrative expenses amounting to approximately $658,000 and $366,000 for the years ended December 31, 2000 and 1999, respectively. Included in these costs for the years ended December 31, 2000 and 1999 are construction service reimbursements of approximately $226,000 and $37,000, respectively, paid to an affiliate of the General Partner.

For acting as agent in connection with the refinancing of the property, the associate general partner of the General Partner was paid a commission of approximately $510,000 during the year ended December 31, 2000. This amount is included in capitalized loan costs which are included in "Other Assets" on the accompanying balance sheet at December 31, 2000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 353.08 limited partnership units in the Partnership representing approximately 62.38% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $42,000 per Unit. Pursuant to this offer, AIMCO acquired an additional 10.13 units resulting in its total ownership being increased to 363.21 units or 64.17% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of approximately 62.38% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 13.    Exhibits and Reports on Form 8-K

(a)   Exhibits:

          None.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2000:

          None.

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


                                    Date: March 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Patrick J. Foye            Executive Vice President      Date: March 28, 2001
Patrick J. Foye               and Director


/s/Martha L. Long             Senior Vice President         Date: March 28, 2001
Martha L. Long                and Controller

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

10(a)Loan  Agreement,  dated  September  25, 1995,  between the  Registrant  and
     General Electric Capital Corporation ("GECC")

10(b)Promissory Note, dated September 25 1996, from the Registrant to GECC in the original principal amount of $47,000,000

10(c)Deed  of  Trust,  Security  Agreement  and  Fixture  Filing,  dated  as  of
     September 25, 1996, between the Registrant and GECC

10(d)Residential Management Agreement dated July 2, 1986 between the Registrant and First Winthrop Properties, Inc.(2)

10(e)Multifamily  Note dated June 29, 2000,  between  Riverside Park  Associates
     Limited Partnership, a Delaware limited partnership, and Reilly Mortgage Group, Inc., a District of Columbia corporation.

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