Form 10QSB
period 2001-03-31
RIVERSIDE PARK ASSOCIATES LP
filed 2001-05-14
CIK 813812

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

                   For the quarterly period ended March 31, 2001


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

                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                 $  799
   Receivables and deposits                                                     413
   Other assets                                                                 959
   Investment property:
       Land                                                   $ 6,357
       Buildings and related personal property                 73,157
                                                               79,514
       Less accumulated depreciation                          (40,938)       38,576
                                                                           $ 40,747
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                        $    163
   Tenant security deposit liabilities                                          272
   Accrued property taxes                                                       261
   Other liabilities                                                            488
   Mortgage note payable                                                     50,260

Partners' Deficit:
   General partner                                             $(1,354)
   Limited partners (566 units issued and outstanding)          (9,343)     (10,697)
                                                                           $ 40,747


                   See Accompanying Notes to Financial Statements

b)

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                                Three Months Ended
                                                                       March 31,
                                                                 2001        2000
Revenues:
   Rental income                                             $   3,238    $   2,952
   Other income                                                    653          379
       Total revenues                                            3,891        3,331

Expenses:
   Operating                                                     1,504        1,192
   General and administrative                                      150           83
   Depreciation                                                    786          786
   Interest expense                                                974        1,099
   Property taxes                                                  261          208
       Total expenses                                            3,675        3,368

Net income (loss)                                            $     216    $     (37)

Net income (loss) allocated to general partner (3%)          $       6    $      (1)

Net income (loss) allocated to limited partners (97%)              210          (36)
                                                             $     216    $     (37)
Net income (loss) per limited partnership unit               $  371.02    $  (63.60)
Distributions per limited partnership unit                   $      --    $1,353.36



                   See Accompanying Notes to Financial Statements

c)

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)






                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions         566       $    --     $  47,533    $ 47,533

Partners' deficit at
   December 31, 2000                   566       $(1,360)    $ (9,553)    $(10,913)

Net income for the three months
   ended March 31, 2001                 --             6          210          216

Partners' deficit
   at March 31, 2001                   566      $ (1,354)    $ (9,343)    $(10,697)




                   See Accompanying Notes to Financial Statements

d)
                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income (loss)                                             $    216     $    (37)
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation                                                     786          786
    Amortization of loan costs                                        10           86
    Change in accounts:
        Receivables and deposits                                    (221)        (232)
        Other assets                                                 (50)         (37)
        Accounts payable                                              (7)        (121)
        Tenant security deposit liabilities                           38            2
        Accrued property taxes                                       261          202
        Other liabilities                                            (27)          16
           Net cash provided by operating activities               1,006          665

Cash flows used in investing activities:
    Property improvements and replacements                          (833)        (233)
    Net deposits to restricted escrows                                --          (91)

           Net cash used in investing activities                    (833)        (324)

Cash flows used in financing activities:
    Payments on mortgage note payable                               (282)        (191)
    Distributions to partners                                     (2,080)          --

Net cash used in financing activities                             (2,362)        (191)

Net (decrease) increase in cash and cash equivalents              (2,189)         150

Cash and cash equivalents at beginning of period                   2,988        3,004

Cash and cash equivalents at end of period                      $    799     $  3,154

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $    965     $    790

                   See Accompanying Notes to Financial Statements

e)
                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Winthrop
Financial Associates, a limited partnership (the "General Partner" or "WFA"). NHP Management Company ("NHP"), the associate general partner of the General Partner and an affiliate of Apartment Investment and Management Company ("AIMCO"), has the right to cause the General Partner to take such action as it deems advisable with respect to the Partnership. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on NHP and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase. The following transactions with NHP and/or its affiliates were incurred during each of the three months ended March 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $150      $133

 Reimbursement for services of affiliates and investor
  service fees (included in general and administrative
  expenses and investment properties)                              316        95

During the three months ended March 31, 2001 and 2000, affiliates of NHP were entitled to receive 4% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $150,000 and $133,000 for the three months ended March 31, 2001 and 2000, respectively.

An affiliate of NHP received reimbursement of accountable administrative expenses amounting to approximately $316,000 and $95,000 for the three months ended March 31, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 363.21 limited partnership units in the Partnership representing approximately 64.17% of the outstanding units at March 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of approximately 64.17% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note C - Distributions

The Partnership paid approximately $2,080,000 in distributions from cash from operations that the Partnership had declared at December 31, 2000 during the three months ended March 31, 2001. During the three months ended March 31, 2000 the Partnership declared a distribution from operations of approximately $790,000 (approximately $766,000 to the limited partners or $1,353.36 per limited partnership unit). The distribution was accrued at March 31, 2000 and paid subsequent to March 31, 2000. Subsequent to March 31, 2001, the Partnership declared and paid a distribution of approximately $562,000 (approximately $545,000 to the limited partners, or $962.90 per limited partnership unit) from cash from operations.

Note D - Contingencies

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

The Partnership's sole asset is a 1,222 unit apartment complex known as Riverside Park Apartments located in Fairfax County, Virginia. The property is leased to tenants subject to leases of up to one year. Average occupancy for the three months ended March 31, 2001 was 96% compared to 99% for the three months ended March 31, 2000. The General Partner attributes the decrease in occupancy to tenants purchasing new homes in the area as a result of lower interest rates.

Results of Operations

The Partnership had net income of approximately $216,000 for the three months ended March 31, 2001, as compared to a net loss of approximately $37,000 for the three months ended March 31, 2000. The increase in net income is due to an increase in total revenues, partially offset by a decrease in total expenses. Total revenues increased primarily due to an increase in rental income and other income. Rental income increased due to an increase in average rental rates at the investment property which more than offset the decrease in occupancy at the property. Other income increased primarily due to increased corporate housing revenue, utility income and reimbursements, and interest income as a result of higher average cash balances being maintained in interest-bearing accounts.

The increase in total expenses is due to an increase in operating, general and administrative expenses, and property tax expenses, partially offset by a decrease in interest expenses. Operating expenses increased primarily as a result of an increase in corporate housing expenses and property expense which more than offset a decrease in maintenance expenses. Property expense increased as a result of an increase in utility charges by the various service providers. The increase in general and administrative expenses is due to an increase in general partner reimbursements allowed under the Partnership Agreement and an increase in professional services necessary to operate the Partnership. Property tax expense increased due to an increase in the assessed value of the property as established by the taxing authorities. The decrease in interest expense is primarily due to the refinance of the Partnership's mortgage loan on the property in 2000 at a lower interest rate.

Included in general and administrative expense for the three months ended March 31, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership held cash and cash equivalents of approximately $799,000, compared to approximately $3,154,000 at March 31, 2000. The net decrease in cash and cash equivalents of approximately $2,189,000 from the Partnership's year end December 31, 2000 is due to approximately $2,362,000 of cash used in financing activities, and approximately $833,000 of cash used in investing activities, partially offset by approximately $1,006,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to the partners and payments of principal made on the mortgage encumbering the Partnership's investment property. Cash used in investing activities consisted primarily of property improvements and replacements. The partnership invests its working capital reserves in interest bearing accounts.

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

During  the  three  months  ended  March  31,  2001,  the  Partnership  expended approximately $833,000 for capital improvements and replacements at its investment property, consisting primarily of structural improvements, floor covering replacements, ADA renovations and elevator upgrades. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $3,475,000 for 2001 at the property which consist of structural improvements, interior decoration improvements, garage and carport enhancements, elevator upgrades, floor covering replacements, and air conditioning upgrades.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $50,260,000 is being amortized over 50 months until the loan matures on July 1, 2020 at which time the loan will be fully amortized. The General Partner will attempt to refinance and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership paid approximately $2,080,000 in distributions from cash from operations that the Partnership had declared at December 31, 2000 (approximately $1,970,000 to the limited partners, or approximately $3,480.57 per limited partnership unit), during the three months ended March 31, 2001. During the three months ended March 31, 2000 the Partnership declared a distribution from operations of approximately $790,000 (approximately $766,000 to the limited partners or $1,353.36 per limited partnership unit). The distribution was accrued at March 31, 2000 and paid subsequent to March 31, 2000. Subsequent to March 31, 2001, the Partnership declared and paid a distribution of approximately $562,000 (approximately $545,000 to the limited partners, or $962.90 per limited partnership unit) from cash from operations. The Partnership's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and timing of the debt maturity, refinancing and/or sale of the property. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners during the remainder of 2001 or subsequent periods.

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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

                                 Date:  May 14, 2001