Form 10QSB
period 2001-09-30
RIVERSIDE PARK ASSOCIATES LP
filed 2001-11-06
CIK 813812

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

              For the quarterly period ended September 30, 2001


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

                                  BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                               September 30, 2001


Assets
   Cash and cash equivalents                                                 $ 472
   Receivables and deposits                                                      41
   Other assets                                                                 922
   Investment property:
       Land                                                   $ 6,357
       Buildings and related personal property                 74,394
                                                               80,751
       Less accumulated depreciation                          (42,571)       38,180
                                                                           $ 39,615
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 307
   Tenant security deposit liabilities                                          301
   Accrued property taxes                                                       270
   Other liabilities                                                            492
   Mortgage note payable                                                     49,679

Partners' Deficit:
   General partner                                            $ (1,376)
   Limited partners (566 units issued and outstanding)        (10,058)      (11,434)
                                                                           $ 39,615


                See Accompanying Notes to Financial Statements

b)

                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                             Three Months Ended        Nine Months Ended
                                                September 30,            September 30,
                                              2001        2000         2001           2000
Revenues:
  Rental income                            $    3,314  $    3,131  $    9,867    $    9,084
  Other income                                    300         702       1,281         1,610
      Total revenues                            3,614       3,833      11,148        10,694

Expenses:
  Operating                                     1,134       1,391       3,675         3,840
  General and administrative                      123         221         388           434
  Depreciation                                    836         833       2,419         2,423
  Interest                                        963         981       2,905         3,224
  Property taxes                                  209         195         680           603
      Total expenses                            3,265       3,621      10,067        10,524

Income before extraordinary item                  349         212       1,081           170
Loss on early extinguishment of debt               --          --          --          (313)

Net income (loss)                          $      349  $      212  $    1,081    $     (143)

Net income (loss) allocated to general
  partner (3%)                             $       10  $        6  $       32    $       (4)
Net income (loss) allocated to
  limited partners (97%)                          339         206       1,049          (139)

                                           $      349  $      212  $    1,081    $     (143)
Per limited partnership unit:
  Income before extraordinary item         $   598.94  $   363.96  $ 1,853.36    $   291.52
  Loss on early extinguishment of debt             --          --          --       (537.10)

Net income (loss)                          $   598.94  $   363.96  $ 1,853.36    $  (245.58)

Distribution per limited partnership
  unit                                     $ 1,782.68  $10,256.18  $ 2,745.58    $11,609.54

                See Accompanying Notes to Financial Statements


c)

                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)

                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions         566         $ --      $ 47,533      $47,533

Partners' deficit at
   December 31, 2000                   566       $(1,360)    $ (9,553)    $(10,913)

Distribution to partners                --           (48)      (1,554)      (1,602)

Net income for the nine months
   ended September 30, 2001             --            32        1,049        1,081

Partners' deficit at
   September 30, 2001                  566       $(1,376)    $(10,058)    $(11,434)


                See Accompanying Notes to Financial Statements


d)
                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income (loss)                                             $ 1,081      $ (143)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation                                                   2,419       2,423
    Amortization of loan costs                                        31         181
    Extraordinary loss on early extinguishment of debt                --         313
    Change in accounts:
      Receivables and deposits                                       151        (802)
      Other assets                                                   (34)       (492)
      Accounts payable                                               137         131
      Tenant security deposit liabilities                             67          (8)
      Accrued property taxes                                         270         195
      Other liabilities                                              (23)         13
       Net cash provided by operating activities                   4,099       1,811

Cash flows from investing activities:
  Property improvements and replacements                          (2,070)     (1,544)
  Net withdrawals from restricted escrows                             --          92
       Net cash used in investing activities                      (2,070)     (1,452)

Cash flows from financing activities:
  Due from affiliate                                                  --        (510)
  Payments on mortgage note payable                                 (863)       (563)
  Repayment of mortgage note payable                                  --     (44,442)
  Proceeds from mortgage note payable                                 --      51,000
  Loan costs paid                                                     --        (827)
  Prepayment penalties paid                                           --        (472)
  Distribution to partners                                        (3,682)     (6,621)
       Net cash used in financing activities                      (4,545)     (2,435)

Net decrease in cash and cash equivalents                         (2,516)     (2,076)

Cash and cash equivalents at beginning of period                   2,988       3,004

Cash and cash equivalents at end of period                       $ 472        $ 928

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,874      $ 2,998

Distributions of approximately $2,080,000 were accrued at December 31, 2000 and paid during the first quarter of 2001.

                See Accompanying Notes to Financial Statements

e)

                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Winthrop
Financial Associates, A Limited Partnership (the "General Partner" or "WFA"). NHP Management Company ("NHP"), the associate general partner of the General Partner and an affiliate of Apartment Investment and Management Company ("AIMCO"), has the right to cause the General Partner to take such action as it deems advisable with respect to the Partnership. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on NHP and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase. The following transactions with NHP and/or its affiliates were incurred during each of the nine months ended September 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $442      $418

 Reimbursement for services of affiliates and investor
  service fees (included in general and administrative
  expenses, and investment properties)                             630       391


During the nine months ended September 30, 2001 and 2000, affiliates of NHP were entitled to receive 4% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $442,000 and $418,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of NHP received reimbursement of accountable administrative expenses amounting to approximately $630,000 and $391,000 for the nine months ended September 30, 2001 and 2000, respectively. Included in these amounts are approximately $284,000 and $63,000 of construction service reimbursements at September 30, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 377.69 limited partnership units in the Partnership representing approximately 66.73% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on August 29, 2001, AIMCO Properties, LP, commenced a tender offer to acquire any and all of the units not owned by affiliates of AIMCO for a purchase price of $44,439 per unit. Pursuant to this offer, AIMCO acquired 10.53 units during the quarter ended September 30, 2001. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of approximately 66.73% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Extraordinary Loss on Early Extinguishment of Debt

On June 29, 2000, the Partnership refinanced its mortgage note payable. The refinancing replaced mortgage indebtedness of approximately $44,442,000 with a new mortgage of $51,000,000. The mortgage was refinanced at a rate of 7.64% compared to the prior rate of 30 day LIBOR plus 2.75% (9.44% at June 30, 2000). Payments of approximately $415,000 are due on the first day of each month until the loan matures on July 1, 2020 at which time the loan will be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $827,000. Under the terms of the previous loan agreement, the Partnership was required to pay a repayment fee to the lender of $470,000 upon maturity, prepayment or after acceleration, and as such, the Partnership was accruing this amount over the life of the loan. At the time the loan was repaid, the Partnership had accrued approximately $345,000. The difference between the accrual and the fee paid of approximately $125,000, additional prepayment penalties of approximately $2,000 and the write-off of unamortized loan costs of approximately $186,000 resulted in an extraordinary loss on early extinguishment of debt of approximately $313,000.

Note D - Distributions

During the nine months ended September 30, 2001, the Partnership paid approximately $2,080,000 (approximately $2,018,000 to the limited partners or $3,565.37 per limited partnership unit) in distributions from cash from operations that the Partnership had declared at December 31, 2000. During the nine months ended September 30, 2001, the Partnership declared and paid distributions of approximately $1,602,000 (approximately $1,554,000 to the limited partners, or $2,745.58 per limited partnership unit) from cash from operations. During the nine months ended September 30, 2000 the Partnership paid distributions of approximately $6,621,000 (approximately $6,571,000 to the limited partners or $11,609.54 per limited partnership unit) consisting of cash from operations of approximately $1,654,000 (approximately $1,604,000 to the limited partners or $2,833.92 per limited partnership unit) and cash from refinance proceeds all paid to the limited partners of approximately $4,967,000 (approximately $8,775.62 per limited partnership unit).

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

The Partnership's sole asset is a 1,229 unit apartment complex known as Riverside Park located in Fairfax County, Virginia. The property is leased to tenants subject to leases of up to one year. Average occupancy for the first nine months of 2001 was 96% compared to 99% for the first nine months of 2000. This decrease in occupancy is attributable to tenants purchasing new homes in the area as a result of lower interest rates.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2001, totaled approximately $1,081,000 as compared to a net loss of approximately $143,000 for the nine months ended September 30, 2000. The Partnership realized net income for the three months ended September 30, 2001, of approximately $349,000 compared to net income of approximately $212,000 for the three months ended September 30, 2000. The increase in net income for the nine months ended September 30, 2001 is attributable to an increase in total revenues and a decrease in total expenses. Net income also increased for the nine months ended September 30, 2001 due to the recognition of an extraordinary loss on early extinguishment of debt which was not applicable during the three and nine months ended September 30, 2001, as discussed below. Income for the nine months ended September 30, 2001 was approximately $1,081,000 as compared to income before the extraordinary loss on early extinguishment of debt of approximately $170,000 for the nine months ended September 30, 2000. The increase in net income for the three months ended September 30, 2001 is attributable to a decrease in total expenses which was offset by a decrease in total revenues.

Total expenses for the three and nine months ended September 30, 2001 decreased primarily due to a decrease in operating expenses and, to a lesser extent, general and administrative expenses and interest expense which was partially offset by an increase in property tax expense. The decrease in operating expenses is due to a decrease in corporate housing expenses, which is no longer being charged at the property. Operating expense also decreased due to a decrease in property expense. Property expense decreased due to a reduction in employee salaries and related benefits at the investment property. The decrease in property expense was partially offset by an increase in utility costs paid by the property relating to vacant apartment units. The decrease in operating expense was partially offset by an increase in insurance premiums. The decrease in interest expense is primarily due to the refinance of the Partnership's mortgage loan on the property in 2000 at a lower interest rate. The increase in property tax expense is primarily attributable to an increase in the assessed value of the property and the timing and receipt of tax bills received from the taxing authorities which affected the Partnership's property tax accrual. General and administrative expenses decreased due to a decrease in reimbursements to the associate general partner and a decrease in professional services necessary to operate the partnership.

Total revenues for the nine months ended September 30, 2001 increased primarily due to an increase in rental income, which was partially offset by a decrease in other income. Total revenues for the three months ended September 30, 2001 decreased primarily due to a decrease in other income, which was partially offset by an increase in rental income. Other income decreased primarily due to a decrease in corporate housing income, which is no longer being charged at the property. Other income also decreased due to a decrease in interest income due to lower cash balances in interest bearing accounts. The increase in rental income is primarily due to an increase in average rental rates at the investment property which more than offset the decrease in occupancy at the property as discussed above.

Also included in general and administrative expense for the three and nine months ended September 30, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. As part of the ongoing business plan of the Partnership, the associate general partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the associate general partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the associate general partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2001, the Partnership held cash and cash equivalents of approximately $472,000, compared to approximately $928,000 at September 30, 2000. Cash and cash equivalents decreased approximately $2,516,000 for the nine months ended September 30, 2001 from the Partnership's year ended December 31, 2000. This decrease was due to approximately $4,545,000 of cash used in financing activities and approximately $2,070,000 of cash used in investing activities, partially offset by approximately $4,099,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners and, to a lesser extent, payments of principal made on the mortgage encumbering the Partnership's investment property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

On June 29, 2000, the Partnership refinanced its mortgage note payable. The refinancing replaced mortgage indebtedness of approximately $44,442,000 with a new mortgage of $51,000,000. The mortgage was refinanced at a rate of 7.64% compared to the prior rate of 30 day LIBOR plus 2.75% (9.44% at June 30, 2000). Payments of approximately $415,000 are due on the first day of each month until the loan matures on July 1, 2020 at which time the loan will be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $827,000. Under the terms of the previous loan agreement, the Partnership was required to pay a repayment fee to the lender of $470,000 upon maturity, prepayment or after acceleration, and as such, the Partnership was accruing this amount over the life of the loan. At the time the loan was repaid, the Partnership had accrued approximately $345,000. The difference between the accrual and the fee paid of approximately $125,000, additional prepayment penalties of approximately $2,000 and the write-off of unamortized loan costs of approximately $186,000 resulted in an extraordinary loss on early extinguishment of debt of approximately $313,000.

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

During the nine months ended September 30, 2001, the Partnership expended approximately $2,070,000 for capital improvements and replacements at its investment property, consisting primarily of structural improvements, elevator upgrades, floor covering and appliance replacements, air conditioning upgrades, interior decoration, and lighting improvements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $5,066,000 for 2001 at the property which consist of structural improvements, interior decoration, garage and carport enhancements, lighting improvement, floor covering and appliance replacements, air conditioning upgrades, and elevator upgrades. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $49,679,000 is being amortized over 240 months until the loan matures on July 1, 2020 at which time the loan will be fully amortized. The General Partner will attempt to refinance and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

During the nine months ended September 30, 2001, the Partnership paid approximately $2,080,000 (approximately $2,018,000 to the limited partners or $3,565.37 per limited partnership unit) in distributions from cash from operations that the Partnership had declared at December 31, 2000. During the nine months ended September 30, 2001, the Partnership declared and paid distributions of approximately $1,602,000 (approximately $1,554,000 to the limited partners, or $2,745.58 per limited partnership unit) from cash from operations. During the nine months ended September 30, 2000 the Partnership paid distributions of approximately $6,621,000 (approximately $6,571,000 to the limited partners or $11,609.54 per limited partnership unit) consisting of cash from operations of approximately $1,654,000 (approximately $1,604,000 to the limited partners or $2,833.92 per limited partnership unit) and cash from refinance proceeds all paid to the limited partners of approximately $4,967,000 (approximately $8,775.62 per limited partnership unit). The Partnership's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and timing of the debt maturity, refinancing and/or sale of the property. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 377.69 limited partnership units in the Partnership representing approximately 66.73% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on August 29, 2001, AIMCO Properties, LP, commenced a tender offer to acquire any and all of the units not owned by affiliates of AIMCO for a purchase price of $44,439 per unit. Pursuant to this offer, AIMCO acquired 10.53 units during the quarter ended September 30, 2001. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of approximately 66.73% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None.

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


                                    Date: November 6, 2001