Form 10KSB
period 2001-12-31
RIVERSIDE PARK ASSOCIATES LP
filed 2002-03-28
CIK 813812

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)
                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $14,796,000.

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I


Item 1.  Description of Business

Riverside Park Associates Limited Partnership (the "Registrant" or "Partnership") was formed on May 14, 1986 pursuant to the Delaware Revised Uniform Limited Partnership Act for the purpose of operating and holding for investment an apartment complex known as "Riverside Park". The general partner of the Registrant is Winthrop Financial Associates, A Limited Partnership (the "General Partner"). NHP Management Company ("NHP"), NHP of the General Partner, and an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, has the right to cause the General Partner to take such actions as it deems advisable with respect to the Partnership. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

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

The Registrant has no employees. Management and administrative services are performed by the General Partner and by agents retained by the General Partner including NHP and its affiliates.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Item 2.     Description of Property

The following table sets forth the Partnership's investment in the property:

                            Date of Type of
          Property             Purchase         Ownership              Use

Riverside Park Apartments      05/15/86   Fee ownership subject    Apartment
 Fairfax County, Virginia                   to first mortgage      1,229 units

Schedule of Property:

Set  forth  below  is  the  gross  carrying  value,  accumulated   depreciation,
depreciable life, method of depreciation and Federal tax basis for the Property:


                          Gross
                        Carrying    Accumulated                             Federal
                          Value     Depreciation      Rate      Method     Tax Basis
                             (in thousands)                              (in thousands)

Riverside Park
 Apartments              $82,351      $43,410      5-27.5 yrs     S/L      $ 27,302

See "Item 7 - Financial Statements - Note A" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loan encumbering the Partnership's investment property:


                     Principal                                          Principal
                     Balance At                                          Balance
                    December 31,    Interest     Period    Maturity       Due At
Property                2001          Rate     Amortized     Date        Maturity
                   (in thousands)                                     (in thousands)
Riverside Park
  Apartments
  1st mortgage        $49,380        7.64%      20 years   07/01/20      $ -- (1)

(1) The principal balance is due to mature on July 1, 2020 at which time the loan is scheduled to be fully amortized.

On June 29, 2000, the Partnership refinanced its mortgage note payable. The refinancing replaced mortgage indebtedness of approximately $44,442,000 with a new mortgage of $51,000,000. The mortgage was refinanced at a rate of 7.64% compared to the prior rate of 30 day LIBOR plus 2.75% (9.44% at June 30, 2000). Payments of approximately $415,000 are due on the first day of each month until the loan matures on July 1, 2020 at which time the loan is scheduled to be fully amortized. Under the terms of the new loan agreement, the Partnership will pay a prepayment premium as defined in the loan agreement if the loan is paid off prior to 180 days before the maturity date. Capitalized loan costs incurred for the refinancing were approximately $825,000 (net of approximately $51,000 which was returned by the mortgage lender during 2001). Under the terms of the previous loan agreement, the Partnership was required to pay a repayment fee to the lender of $470,000 upon maturity, prepayment or after acceleration, and as such, the Partnership was accruing this amount over the life of the loan. At the time the loan was repaid the Partnership had accrued approximately $345,000. The difference between the accrual and the fee paid of $470,000 or approximately $125,000, additional prepayment penalties of approximately $2,000 and the write-off of unamortized loan costs of approximately $186,000 resulted in an extraordinary loss on early extinguishment of debt of approximately $313,000.

Schedule of Rental Rates and Occupancy:

Average annual rental rate and occupancy for 2001 and 2000:

                                   Average Annual             Average Annual
                                     Rental Rate                Occupancy
                                     (per unit)
          Property               2001           2000         2001        2000

Riverside Park Apartments       $11,085       $10,131        97%         98%

As noted under "Item 1.  Description of Business",  the real estate  industry is highly competitive. The property is subject to competition from other residential apartment complexes in the area. NHP believes that the property is adequately insured and is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age. The property is an apartment complex which leases units for lease terms of one year or less. No tenant leases 10% or more of the available rental space.

    Schedule of Real Estate Taxes and Rates:

    Real estate taxes and rate for 2001:

                                       2001         2001
                                     Billing        Rate
                                  (in thousands)

Riverside Park Apartments              $818        1.23%

Capital Improvements:

During the year ended December 31, 2001, the Partnership completed approximately $3,670,000 for capital improvements at its investment property, consisting primarily of structural improvements, elevator upgrades, floor covering and appliance replacements, air conditioning upgrades, interior building improvements, and lighting improvements. These improvements were funded from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $368,700. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     PART II


Item 5. Market for Registrant's Units of Limited Partnership and Related Partner Matters

As of December 31, 2001, there were 277 holders of record of the 566 Units. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. As of December 31, 2001, affiliates of AIMCO owned 381.19 Units of limited partnership interest or 67.35%.

The following table sets forth the distributions made or accrued by the Partnership for the years ended December 31, 2000 and 2001.

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/00 - 12/31/00               $ 8,701 (1)        $15,088.34
       01/01/01 - 12/31/01               $ 2,077 (2)        $ 3,560.07

(1) Consists of approximately $3,734,000 (approximately $3,622,000 to the limited partners or $6,399.29 per limited partnership unit) from operations, and approximately $4,967,000 (approximately $4,918,000 to the limited partners or $8,689.05 per limited partnership unit) from refinancing proceeds. (See "Item 6" for more details).

(2) Consists of cash from operations (approximately $2,015,000 to the limited partners).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 381.19 limited partnership units in the Partnership representing 67.35% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.35% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2001 was approximately $1,535,000 as compared to net income of approximately $409,000 for the year ended December 31, 2000. The increase in net income is attributable to an increase in total revenues, a decrease in total expenses, and the recognition of an extraordinary loss on early extinguishment of debt during the year ended December 31, 2000, as discussed in "Liquidity and Capital Resources". Total revenues increased primarily due to an increase in rental income, which was partially offset by a decrease in other income. The increase in rental income is primarily due to an increase in the average rental rate at the investment property, which more than offset the slight decrease in occupancy and increase in concessions at the investment property. Other income decreased primarily due to a decrease in corporate housing income, which is no longer offered at the property and a decrease in interest income due to lower cash balances maintained in interest bearing accounts, which was partially offset by an increase in utility reimbursements.

Total expenses decreased primarily due to decreases in operating expenses and interest expense, which was partially offset by increases in depreciation expense and general and administrative expenses. The decrease in operating expenses is primarily due to decreases in corporate housing expenses, which are no longer being offered at the property, and payroll related expenses. The decrease in operating expenses was partially offset by increases in utility expenses, insurance expense as a result of increased insurance premiums, and maintenance expense as a result of an increase in contract painting costs. The decrease in interest expense is primarily due to the refinancing of the mortgage encumbering the Partnership's property in 2000 at a lower interest rate. The increase in depreciation expense is due to property improvements and replacements placed into service during the past year. General and administrative expenses increased due to an increase in the cost of services included in the management reimbursements to the General Partner allowed under the Partnership agreement and increased professional expenses. Also included in general and administrative expenses at both December 31, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership agreement. Property tax expense remained relatively constant for the comparable periods.

As part of the ongoing business plan of the Partnership, NHP monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, NHP attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that NHP will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $249,000, compared to approximately $2,988,000 at December 31, 2000. The decrease in cash and cash equivalents of approximately $2,739,000 was due to approximately $5,268,000 of cash used in financing activities and approximately $2,592,000 of cash used in investing activities, partially offset by approximately $5,121,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners, and to a lesser extent, payments of principal made on the mortgage encumbering the Partnership's investment property slightly offset by a refund of loan costs paid. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership, and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $368,700. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. On June 29, 2000, the Partnership refinanced its mortgage note payable. The refinancing replaced mortgage indebtedness of approximately $44,442,000 with a new mortgage of $51,000,000. The mortgage was refinanced at a rate of 7.64% compared to the prior rate of 30 day LIBOR plus 2.75% (9.44% at June 30, 2000). Payments of approximately $415,000 are due on the first day of each month until the loan matures on July 1, 2020 at which time the loan is scheduled to be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $825,000 (net of approximately $51,000 which was returned by the mortgage lender during 2001). Under the terms of the previous loan agreement, the Partnership was required to pay a repayment fee to the lender of $470,000 upon maturity, prepayment or after acceleration, and as such, the Partnership was accruing this amount over the life of the loan. At the time the loan was repaid the Partnership had accrued approximately $345,000. The difference between the accrual and the fee paid of $470,000 or approximately $125,000, additional prepayment penalties of approximately $2,000 and the write-off of unamortized loan costs of approximately $186,000 resulted in an extraordinary loss on early extinguishment of debt of approximately $313,000.

The Partnership paid approximately $2,080,000 in distributions from cash from operations that the Partnership had declared at December 31, 2000 during the year ended December 31, 2001. During the year ended December 31, 2001, the Partnership declared and paid distributions of approximately $2,077,000 (approximately $2,015,000 to the limited partners, or $3,560.07 per limited partnership unit) from operations. During the year ended December 31, 2000 the Partnership declared distributions of approximately $8,701,000 (approximately $8,540,000 to the limited partners or $15,088.34 per limited partnership unit) consisting of cash from operations of approximately $3,734,000 (approximately $3,622,000 to the limited partners or $6,399.29 per limited partnership unit) and cash from refinance proceeds of approximately $4,967,000 (approximately $4,918,000 to the limited partners or $8,689.05 per limited partnership unit). The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and timing of the debt maturity, refinancing and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in the year 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 381.19 limited partnership units in the Partnership representing 67.35% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.35% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS



      Report of Ernst & Young LLP, Independent Auditors - As of and for the year ended December 31, 2001

      Report of Independent Public Accountants - Arthur Andersen LLP - As of and for the year ended December 31, 2000

      Balance Sheet - December 31, 2001

      Statements of Operations - Years ended December 31, 2001 and 2000

      Statements of Changes in Partners' Deficit - Years ended December 31, 2001 and 2000

      Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Financial Statements



                 REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS




The Partners
Riverside Park Associates Limited Partnership

We have audited the accompanying balance sheet of Riverside Park Associates Limited Partnership as of December 31, 2001, and the related statements of operations, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverside Park Associates Limited Partnership at December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 15, 2002






                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
   Riverside Park Associates Limited Partnership:

We have audited the accompanying statements of operations, changes in partners' deficit and cash flows of Riverside Park Associates Limited Partnership (a Delaware limited partnership) for the year ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Riverside Park Associates Limited Partnership for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                        /s/  Arthur Andersen LLP


Denver, Colorado,
January 24, 2001.

                   Riverside Park Associates Limited Partnership

                                  Balance Sheet
                          (in thousands, except unit data)

                                December 31, 2001



Assets
  Cash and cash equivalents                                                  $   249
  Receivables and deposits                                                       142
  Other assets                                                                   831
  Investment property (Notes B & C):
   Land                                                        $  6,357
   Buildings and related personal property                       75,994
                                                                 82,351
   Less accumulated depreciation                                (43,410)      38,941
                                                                            $ 40,163
Liabilities and Partners' Deficit
Liabilities:
  Accounts payable                                                          $  1,283
  Tenant security deposit liabilities                                            294
  Other liabilities                                                              661
  Mortgage note payable (Note B)                                              49,380

Partners' Deficit:
  General partner                                              $ (1,376)
  Limited partners (566 units issued and outstanding)           (10,079)     (11,455)
                                                                            $ 40,163


                   See Accompanying Notes to Financial Statements

                   Riverside Park Associates Limited Partnership

                            Statements of Operations
                          (in thousands, except unit data)



                                                         Years Ended December 31,
                                                            2001          2000
 Revenues:
   Rental income                                           $ 13,210      $ 12,241
   Other income                                               1,586         2,213

    Total revenues                                           14,796        14,454

 Expenses:
   Operating                                                  4,744         5,193
   General and administrative                                   587           512
   Depreciation                                               3,258         3,013
   Interest                                                   3,854         4,203
   Property taxes                                               818           811

    Total expenses                                           13,261        13,732

 Income before extraordinary item                             1,535           722

 Extraordinary loss on early extinguishment of debt              --          (313)

 Net income                                                 $ 1,535         $ 409

 Net income allocated to general partner (3%)                  $ 46          $ 12

 Net income allocated to limited partners (97%)               1,489           397
                                                            $ 1,535         $ 409
 Per limited partnership unit:
   Income before extraordinary item                      $ 2,630.74    $ 1,236.75
   Extraordinary loss on early extinguishment of debt            --       (535.34)
   Net income                                            $ 2,630.74      $ 701.41

 Distributions per limited partnership unit              $ 3,560.07    $15,088.34


                   See Accompanying Notes to Financial Statements


                   Riverside Park Associates Limited Partnership

                     StatementS of Changes in Partners' Deficit
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General     Limited
                                        Units        Partner     Partners     Total

Original capital contributions           566          $ --      $47,533      $ 47,533

Partners' deficit at
   December 31, 1999                     566         $(1,211)   $ (1,410)    $ (2,621)

Distributions to Partners                               (161)     (8,540)      (8,701)

Net income for the year ended
   December 31, 2000                      --              12         397          409

Partners' deficit at
   December 31, 2000                     566          (1,360)     (9,553)     (10,913)

Distributions to partners                 --             (62)     (2,015)      (2,077)

Net income for the year ended
   December 31, 2001                      --              46       1,489        1,535

Partners' deficit at
   December 31, 2001                     566         $(1,376)   $(10,079)    $(11,455)

                   See Accompanying Notes to Financial Statements


                   Riverside Park Associates Limited Partnership

                            Statements of Cash Flows
                                   (in thousands)


                                                                     Years Ended
                                                                    December 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $ 1,535      $ 409
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                   3,258       3,013
    Amortization of loan costs                                        41         192
    Extraordinary loss on early extinguishment of debt                --         313
    Change in accounts:
      Receivables and deposits                                        50          33
      Other assets                                                    (4)          4
      Accounts payable                                                35          32
      Tenant security deposit liabilities                             60           3
      Other liabilities                                              146          37
       Net cash provided by operating activities                   5,121       4,036

Cash flows from investing activities:
  Property improvements and replacements                          (2,592)     (2,029)
  Net withdrawals from restricted escrows                             --          92
       Net cash used in investing activities                      (2,592)     (1,937)

Cash flows from financing activities:
  Payments on mortgage note payable                               (1,162)       (839)
  Repayment of mortgage note payable                                  --     (44,442)
  Proceeds from mortgage note payable                                 --      51,000
  Loan costs refunded (paid)                                          51        (876)
  Prepayment penalties paid                                           --        (472)
  Distributions to partners                                       (4,157)     (6,621)
       Net cash used in financing activities                      (5,268)     (2,250)

Net decrease in cash and cash equivalents                         (2,739)       (151)

Cash and cash equivalents at beginning of period                   2,988       3,139

Cash and cash equivalents at end of period                       $ 249       $ 2,988

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 3,821      $ 3,967
Supplemental disclosure of non-cash activity:
  Distribution payable                                          $    --      $ 2,080
  Property improvements and replacements in accounts
    payable                                                     $ 1,078      $    --


                   See Accompanying Notes to Financial Statements

                   Riverside Park Associates Limited Partnership

                          Notes to Financial Statements

                                December 31, 2001


Note A - Organization and Summary of Significant Accounting Policies

Organization:

Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant"), a Delaware limited partnership, was formed on May 14, 1986 to operate and hold for investment a three-building apartment complex known as Riverside Park. The Partnership will terminate on December 31, 2035 unless terminated prior to such date. The general partner of the Partnership is Winthrop Financial Associates, A Limited Partnership (the "General Partner" or "WFA"). NHP Management Company ("NHP"), NHP of the General Partner and an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, has the right to cause the General Partner to take such action as it deems advisable with respect to the Partnership. The directors and officers of NHP also serve as executive officers of AIMCO.

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

Investment Property:

Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Cost of apartment property that have been permanently impaired have been written down to appraised value. No adjustment for impairment of value was recorded for the years ended December 31, 2001 and 2000. See "Recent Accounting Pronouncements" below.

Depreciation:

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Loan and Other Mortgage-Related Costs:

Loan and other mortgage-related costs of approximately $825,000, net of accumulated amortization of approximately $62,000, are included in other assets and are being amortized on a straight-line basis over 240 months. Amortization of these costs is included in interest expense.

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

Segment Reporting:

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. Moreover, due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as presently presented.

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

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $65,000 at December 31, 2001 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the apartment and is current on rental payments.

Advertising Costs:

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $195,000 and $209,000 for the years ended December 31, 2001 and 2000, respectively.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Note Payable

The principle terms of the mortgage note payable are as follows:


                     Principal      Monthly                               Principal
                     Balance At     Payment      Stated                    Balance
                    December 31,   Including    Interest    Maturity       Due At
Property                2001        Interest      Rate        Date        Maturity
                         (in thousands)                                (in thousands)
Riverside Park
  Apartments
  1st mortgage        $49,380        $ 415        7.64%     07/01/20        $ --

On June 29, 2000, the Partnership refinanced its mortgage note payable. The refinancing replaced mortgage indebtedness of approximately $44,442,000 with a new mortgage of $51,000,000. The mortgage was refinanced at a rate of 7.64% compared to the prior rate of 30 day LIBOR plus 2.75% (9.44% at June 30, 2000). Payments of approximately $415,000 are due on the first day of each month until the loan matures on July 1, 2020 at which time the loan is scheduled to be fully amortized. Under the terms of the new loan agreement, the Partnership will pay a prepayment premium as defined in the loan agreement if the loan is paid off prior to 180 days before the maturity date. Capitalized loan costs incurred for the refinancing were approximately $825,000 (net of approximately $51,000 which was returned by the mortgage lender during 2001). Under the terms of the previous loan agreement, the Partnership was required to pay a repayment fee to the lender of $470,000 upon maturity, prepayment or after acceleration, and as such, the Partnership was accruing this amount over the life of the loan. At the time the loan was repaid the Partnership had accrued approximately $345,000. The difference between the accrual and the fee paid of $470,000 or approximately $125,000, additional prepayment penalties of approximately $2,000 and the write-off of unamortized loan costs of approximately $186,000 resulted in an extraordinary loss on early extinguishment of debt of approximately $313,000.

The mortgage note payable is nonrecourse and is secured by pledge of the Partnership's property and by pledge of revenues from the rental property. The mortgage note includes prepayment penalties if repaid prior to 180 days before maturity. The investment property may not be sold subject to the existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2001, are as follows (in thousands):

      2002       $ 1,253
      2003         1,353
      2004         1,460
      2005         1,575
      2006         1,700
   Thereafter
                42,039
                 $49,380

Note C - Real Estate and Accumulated Depreciation


                                       Initial Cost
                                      To Partnership
                                      (in thousands)
                                                Buildings           Cost
                                               and Related      Capitalized
                                                 Personal      Subsequent to
   Description      Encumbrance      Land        Property       Acquisition
                   (in thousands)                              (in thousands)

 Riverside Park
 Apartments           $49,380       $6,357       $52,768          $23,226



                   Gross Amount At Which Carried
                       At December 31, 2001
                          (in thousands)
                             Buildings
                                and
                              Personal              Accumulated      Date    Depreciable
   Description       Land     Property    Total    Depreciation    Acquired   Life-Years
                                                  (in thousands)
 Riverside Park
 Apartments        $ 6,357    $75,994    $82,351      $43,410      05/15/86   5-27.5 yrs

Reconciliation of "Real Estate and Accumulated Depreciation":

                                             Years Ended December 31,
                                               2001             2000
                                                    (in thousands)
Real Estate
Balance at beginning of year                 $78,681          $76,652
    Property improvements                      3,670            2,029
Balance at end of year                       $82,351          $78,681

Accumulated Depreciation
Balance at beginning of year                 $40,152          $37,139
    Additions charged to expense               3,258            3,013
Balance at end of year                       $43,410          $40,152

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000 is approximately $82,109,000 and $78,680,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $54,807,000 and $51,277,000, respectively.

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reportable in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                         Years Ended December 31,
                                            2001         2000

 Net income as reported                   $   1,535    $    409
 Depreciation differences                      (273)        107
 Deferred revenue                               (23)        (23)
 Other                                          321          60
 Federal taxable income                   $   1,560    $    553
 Federal taxable income per
   limited partnership unit               $2,664.31    $ 945.41

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2001 (in thousands):

Partners' deficit for financial statement          $(11,455)
  purposes
Accumulated depreciation                            (11,397)
Deferred revenue                                         61
Syndication costs                                     5,636
Other                                                   348
Partners' deficit for Federal income tax
  purposes                                         $(16,807)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on NHP and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase. The following transactions with NHP and/or its affiliates were incurred during 2001 and 2000:

                                                   2001        2000
                                                    (in thousands)
Property management fees (included in
  operating expenses)                              $591        $569
Reimbursements for services of affiliates
  and investor service fees (included in
  general and administrative expenses and
  investment properties)                            898         658
Refinance fee (included in loan costs)               --         510

During the years ended December 31, 2001 and 2000, affiliates of NHP were entitled to receive 4% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $591,000 and $569,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of NHP received reimbursement of accountable administrative expenses amounting to approximately $898,000 and $658,000 for the years ended December 31, 2001 and 2000. Included in these amounts are fees related to construction management services provided by an affiliate of NHP of approximately $365,000 and $226,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment property and are being depreciated over 15 years.

For acting as agent in connection with the refinancing of the property, NHP was paid a commission of approximately $510,000 during the year ended December 31, 2000. This amount is included in capitalized loan costs which are included in "Other Assets" on the accompanying balance sheet at December 31, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $68,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 381.19 limited partnership units in the Partnership representing 67.35% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.35% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note F - Distributions

The Partnership paid approximately $2,080,000 in distributions from cash from operations that the Partnership had declared at December 31, 2000 during the year ended December 31, 2001. During the year ended December 31, 2001, the Partnership declared and paid distributions of approximately $2,077,000 (approximately $2,015,000 to the limited partners, or $3,560.07 per limited partnership unit) from operations. During the year ended December 31, 2000 the Partnership declared distributions of approximately $8,701,000 (approximately $8,540,000 to the limited partners or $15,088.34 per limited partnership unit) consisting of cash from operations of approximately $3,734,000 (approximately $3,622,000 to the limited partners or $6,399.29 per limited partnership unit) and cash from refinance proceeds of approximately $4,967,000 (approximately $4,918,000 to the limited partners or $8,689.05 per limited partnership unit).

Note G - Contingencies

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective July 6, 2001, the Registrant dismissed its prior Independent Auditors, Arthur Andersen LLP ("Andersen") and retained as its new Independent Auditors, Ernst & Young LLP. Andersen's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 2000 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by NHP's directors. During the calendar year ended 2000 and through July 6, 2001, there were no disagreements between the Registrant and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

Effective July 6, 2001, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through July 6, 2001, the Registrant did not consult Ernst & Young LLP regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulation S-B.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Riverside Park Associates Limited Partnership (the "Partnership" or the "Registrant") has no officers or directors. On October 28, 1997, IPT I LLC ("IPT I") was admitted as an NHP of the General Partner. Subsequently, IPT I assigned its interest to NHP Management Company ("NHP"), an affiliated company. Pursuant to the terms of the Second Amended and Restated Agreement of Limited Partnership of the General Partner, NHP has the right to cause the General Partner to take such action as it deems necessary in connection with the activities of the Registrant.

As of December 31, 2001, the names of the director and executive officers of NHP and the position held by each of them, are as follows:

Name                    Age  Position

Patrick J. Foye         44   Executive Vice President and Director

Martha L. Long          42   Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of NHP since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Except as indicated above, neither the Registrant, NHP nor the General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of the General Partner.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of NHP fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of NHP reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of NHP reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of NHP discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of NHP has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Registrant has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $29,000 and non-audit services (principally tax-related) of approximately $14,000.

Item 10.    Executive Compensation

The Registrant is not required to and did not pay any compensation to the officers or director of NHP during the year ended December 31, 2001.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person or entity which is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the General Partner as a group as of December 31, 2001.

                     Entity                   Number of Units      Percentage

AIMCO Properties LP                               180.53            31.90%
  (an affiliate of AIMCO)
Insignia Financial Group, Inc.                    200.66            35.45%
   (an affiliate of AIMCO)

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado, 80222.

Insignia Financial Group, Inc. is indirectly ultimately controlled by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina, 29602.

No director or officer of NHP owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on NHP and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase. The following transactions with NHP and/or its affiliates were incurred during 2001 and 2000:

                                                   2001        2000
                                                    (in thousands)

Property management fees                           $591        $569
Reimbursements for services of affiliates
  and investor service fees                         898         658
Refinance fee                                        --         510

During the years ended December 31, 2001 and 2000, affiliates of NHP were entitled to receive 4% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $591,000 and $569,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of NHP received reimbursement of accountable administrative expenses amounting to approximately $898,000 and $658,000 for the years ended December 31, 2001 and 2000. Included in these amounts are fees related to construction management services provided by an affiliate of NHP of approximately $365,000 and $226,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment property and are being depreciated over 15 years.

For acting as agent in connection with the refinancing of the property, NHP was paid a commission of approximately $510,000 during the year ended December 31, 2000. This amount is included in capitalized loan costs which are included in "Other Assets" on the accompanying balance sheet at December 31, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $68,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 381.19 limited partnership units in the Partnership representing 67.35% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.35% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 13.    Exhibits and Reports on Form 8-K

(a)   Exhibits:

          None.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2001:

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


                                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP


                                    By:   WINTHROP FINANCIAL ASSOCIATES,
                                          A LIMITED PARTNERSHIP,
                                          General Partner


                                    By:   NHP Management Company,
                                          NHP


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


                                    Date: March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Patrick J. Foye            Executive Vice President      Date: March 28, 2002
Patrick J. Foye               and Director


/s/Martha L. Long             Senior Vice President         Date: March 28, 2002
Martha L. Long                and Controller


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

10(a)Loan  Agreement,  dated  September  25, 1995,  between the  Registrant  and
     General Electric Capital Corporation ("GECC")

10(b)Promissory Note, dated September 25 1996, from the Registrant to GECC in the original principal amount of $47,000,000

10(c)Deed  of  Trust,  Security  Agreement  and  Fixture  Filing,  dated  as  of
     September 25, 1996, between the Registrant and GECC

10(d)Residential Management Agreement dated July 2, 1986 between the Registrant and First Winthrop Properties, Inc.(2)

10(e)Multifamily  Note dated June 29, 2000,  between  Riverside Park  Associates
     Limited Partnership, a Delaware limited partnership, and Reilly Mortgage Group, Inc., a District of Columbia corporation. (3)

16 Letter dated October 22, 1998 from the Registrant's former independent accountants regarding its concurrence with the statements made by the Registrant; incorporated by reference to the Registrant's Current Report on Form 8-K dated October 28, 1998.

16.1 Letter dated December 13, 1999 from the Registrant's former independent accountants regarding its concurrence with the statements made by the Registrant; incorporated by reference to the Registrant's Current Report on Form 8-K dated December 8, 1999.

16.2 Letter dated July 13, 2001 from the Registrant's former independent accountants regarding its concurrence with the statement made by the Registrant; incorporated by reference to the Registrant's Current Report on Form 8-K dated July 6, 2001.

---------------

(1) Incorporated by reference to the Exhibits to the Registrant's Registration Statement on Form 10, filed on April 29, 1987. (Commission Partnership file number 0-15740.)

(2) Incorporated by reference to the Exhibits to the Registrant's Annual Report filed on Form 10-K, on March 30, 1988.

(3) Incorporated by reference to the Exhibits to the Registrant's Annual Report filed on Form 10-KSB, on March 28, 2001.