Form 10QSB
period 2002-03-31
RIVERSIDE PARK ASSOCIATES LP
filed 2002-05-14
CIK 813812

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

                   For the quarterly period ended March 31, 2002


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

                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2002



Assets
   Cash and cash equivalents                                                 $  268
   Receivables and deposits                                                     212
   Other assets                                                               1,008
   Investment property:
       Land                                                   $ 6,357
       Buildings and related personal property                 76,286
                                                               82,643
       Less accumulated depreciation                          (44,287)       38,356
                                                                           $ 39,844
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 537
   Tenant security deposit liabilities                                          267
   Accrued property taxes                                                       211
   Other liabilities                                                            638
   Due to affiliates                                                            182
   Mortgage note payable                                                     49,076

Partners' Deficit:
   General partner                                            $ (1,364)
   Limited partners (566 units issued and outstanding)         (9,703)      (11,067)
                                                                           $ 39,844


                   See Accompanying Notes to Financial Statements

b)

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)




                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002         2001
Revenues:
   Rental income                                             $   3,245      $   3,238
   Other income                                                    488            653
       Total revenues                                            3,733          3,891

Expenses:
   Operating                                                     1,175          1,504
   General and administrative                                      130            150
   Depreciation                                                    877            786
   Interest                                                        952            974
   Property taxes                                                  211            261
       Total expenses                                            3,345          3,675

Net income                                                   $     388      $     216

Net income allocated to general partner (3%)                 $      12      $       6
Net income allocated to limited partners (97%)                     376            210
                                                             $     388      $     216

Net income per limited partnership unit                      $  664.31      $  371.02


                   See Accompanying Notes to Financial Statements

c)

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership     General      Limited
                                      Units        Partner      Partners      Total

Original capital contributions         566          $ --        $ 47,533     $ 47,533

Partners' deficit at
   December 31, 2001                   566         $(1,376)     $(10,079)    $(11,455)

Net income for the three months
   ended March 31, 2002                 --              12           376          388

Partners' deficit
   at March 31, 2002                   566         $(1,364)     $ (9,703)    $(11,067)


                   See Accompanying Notes to Financial Statements

d)
                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                    $    388     $    216
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                     877          786
    Amortization of loan costs                                        10           10
    Change in accounts:
        Receivables and deposits                                     (70)        (221)
        Other assets                                                (187)         (50)
        Due to affiliates                                            120           --
        Accounts payable                                              33           (7)
        Tenant security deposit liabilities                          (27)          38
        Accrued property taxes                                       211          261
        Other liabilities                                             39          (27)
           Net cash provided by operating activities               1,394        1,006

Cash flows used in investing activities:
    Property improvements and replacements                        (1,071)        (833)

Cash flows from financing activities:
    Payments on mortgage note payable                               (304)        (282)
    Distributions to partners                                         --       (2,080)
           Net cash used in financing activities                    (304)      (2,362)

Net increase (decrease) in cash and cash equivalents                  19       (2,189)

Cash and cash equivalents at beginning of period                     249        2,988

Cash and cash equivalents at end of period                      $    268     $    799

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $    941     $    965

At March 31, 2002 and December 31, 2001, property improvements and replacements and accounts payable were adjusted by approximately $299,000 and $1,078,000, respectively, for non-cash activity.

Distributions of approximately $2,080,000 were accrued at December 31, 2000 and paid during the first quarter of 2001.


                   See Accompanying Notes to Financial Statements

e)

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Winthrop
Financial Associates, A Limited Partnership (the "General Partner" or "WFA"). NHP Management Company ("NHP"), the associate general partner of the General Partner and an affiliate of Apartment Investment and Management Company
("AIMCO"), a publicly traded real estate investment trust, has the right to cause the General Partner to take such action as it deems advisable with respect to the Partnership. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Certain reclassifications have been made to the 2001 balances to conform to the 2002 presentation.

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

During the three months ended March 31, 2002 and 2001, affiliates of NHP were entitled to receive 4% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $140,000 and $150,000 for the three months ended March 31, 2002 and 2001, respectively, which are included in operating expenses.

Affiliates of NHP were eligible to receive reimbursement of accountable administrative expenses amounting to approximately $365,000 and $316,000 for the three months ended March 31, 2002 and 2001, respectively, which are included in general and administrative expenses, investment properties, and due to affiliates. Included in these amounts are fees related to construction management services provided by an affiliate of NHP of approximately $245,000 and $178,000 for the three months ended March 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property. At March 31, 2002 approximately $182,000 was owed to affiliates for unpaid reimbursements.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $138,000 and $127,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Contingencies

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's sole asset is a 1,229 unit apartment complex known as Riverside Park Apartments located in Fairfax County, Virginia. Average occupancy for both the three months ended March 31, 2002 and 2001 was 96%.

Results of Operations

The Partnership's net income for the three months ended March 31, 2002 was approximately $388,000 as compared to net income of approximately $216,000 for the three months ended March 31, 2001. The increase in net income is attributable to a decrease in total expenses partially offset by a decrease in total revenues. Total expenses decreased primarily due to decreases in operating expense, interest expense, property tax expense and general and administrative expense, partially offset by an increase in depreciation expense. The decrease in operating expense is primarily due to decreases in corporate housing expenses, which are no longer being offered at the property, maintenance expense, advertising expense as a result of decreased referral fees, and payroll related expenses. The decrease in operating expense was partially offset by an increase in insurance expense as a result of increased premiums. The decrease in interest expense is due to scheduled principal payments resulting in a lower carrying balance of the mortgage encumbering the property. Property tax expense decreased due to the timing and receipt of property tax bills which affected the Partnership's property tax accrual in the prior year. General and administrative expenses decreased due to a decrease in management reimbursements to NHP and its affiliates as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership agreement are also included. The increase in depreciation expense is due to property improvements and replacements placed into service during the past twelve months.

Total revenues decreased due to a decrease in other income. The decrease in other income is primarily due to a decrease in corporate housing income, which is no longer offered at the property, and a decrease in interest income due to lower cash balances maintained in interest bearing accounts, partially offset by an increase in utility reimbursements. Rental income remained relatively constant for the comparable periods.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $268,000 compared to approximately $799,000 at March 31, 2001. The increase in cash and cash equivalents of approximately $19,000, from the Partnership's year ended December 31, 2001, is due to approximately $1,394,000 of cash provided by operating activities, offset by approximately $1,071,000 of cash used in investing activities and approximately $304,000 of cash used in financing activities. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership's investment property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Partnership has budgeted, but is not limited to, approximately $1,484,000 of capital improvements at the property for 2002 which consist primarily of structural improvements, interior improvements, garage and carport upgrades and heating upgrades. As of March 31, 2002, the Partnership expended approximately $292,000 for capital improvements at its investment property consisting primarily of interior improvements, major landscaping, cabinet upgrades, and floor covering replacement. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $49,076,000 is being amortized over 240 months until the loan matures on July 1, 2020 at which time the loan will be fully amortized.

During the three months ended March 31, 2001, the Partnership paid distributions of approximately $2,080,000, which was related to a payable at December 31, 2000. There were no distributions declared or paid during the three months ended March 31, 2002. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners during the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 381.19 limited partnership units in the Partnership representing 67.35% of the outstanding units at March 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.35% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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

                                 Date:   May 14, 2002