Form 10QSB
period 2002-06-30
RIVERSIDE PARK ASSOCIATES LP
filed 2002-08-14
CIK 813812

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the quarterly period ended June 30, 2002


[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934


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




                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2002



Assets
   Cash and cash equivalents                                                $ 1,223
   Receivables and deposits                                                     184
   Other assets                                                                 969
   Investment property:
       Land                                                   $ 6,357
       Buildings and related personal property                 76,188
                                                               82,545
       Less accumulated depreciation                          (45,180)       37,365
                                                                           $ 39,741
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 131
   Tenant security deposit liabilities                                          235
   Accrued property taxes                                                       421
   Other liabilities                                                            914
   Mortgage note payable                                                     48,765

Partners' Deficit:
   General partner                                            $ (1,354)
   Limited partners (566 units issued and outstanding)         (9,371)      (10,725)
                                                                           $ 39,741

                   See Accompanying Notes to Financial Statements



                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)


                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                              2002        2001        2002        2001
Revenues:
  Rental income                            $  3,222    $  3,315    $   6,467   $   6,553
  Other income                                  323         328          811         981
      Total revenues                          3,545       3,643        7,278       7,534

Expenses:
  Operating                                   1,030       1,037        2,205       2,541
  General and administrative                    120         115          250         265
  Depreciation                                  893         797        1,770       1,583
  Interest                                      950         968        1,902       1,942
  Property taxes                                210         210          421         471
      Total expenses                          3,203       3,127        6,548       6,802

Net income                                 $    342    $    516    $     730   $     732

Net income allocated to general
  partner (3%)                             $     10    $     15    $      22   $      22
Net income allocated to
  limited partners (97%)                        332         501          708         710

                                           $    342    $    516    $     730   $     732

Net income per limited partnership unit    $ 586.57    $ 885.16    $1,250.88   $1,254.42

Distribution per limited partnership
  unit                                     $     --    $ 962.90    $      --   $  962.90

                   See Accompanying Notes to Financial Statements

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions         566         $ --     $ 47,533     $ 47,533

Partners' deficit at
   December 31, 2001                   566       $(1,376)   $(10,079)    $(11,455)

Net income for the six months
   ended June 30, 2002                  --            22         708          730

Partners' deficit at
   June 30, 2002                       566       $(1,354)   $ (9,371)    $(10,725)


                   See Accompanying Notes to Financial Statements

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                     $ 730        $ 732
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                   1,770       1,583
    Amortization of loan costs                                        21          21
    Change in accounts:
      Receivables and deposits                                       (42)        162
      Other assets                                                  (159)        (23)
      Accounts payable                                               (74)          7
      Tenant security deposit liabilities                            (59)         76
      Accrued property taxes                                         421         470
      Other liabilities                                              253         185
       Net cash provided by operating activities                   2,861       3,213

Cash flows used in investing activities:
  Property improvements and replacements                          (1,272)     (1,492)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (615)       (570)
  Advances from NHP                                                  156          --
  Payments on advances from NHP                                     (156)         --
  Distributions to partners                                           --      (2,642)
       Net cash used in financing activities                        (615)     (3,212)

Net increase (decrease) in cash and cash equivalents                 974      (1,491)

Cash and cash equivalents at beginning of period                     249       2,988

Cash and cash equivalents at end of period                      $ 1,223      $ 1,497

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,880      $ 1,922

At December 31, 2001, property improvements and replacements and accounts payable were adjusted by approximately $1,078,000 for non cash activity.

Distributions of approximately $2,080,000 were accrued at December 31, 2000 and paid during the six months ended June 30, 2001.


                   See Accompanying Notes to Financial Statements

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Winthrop
Financial Associates, A Limited Partnership (the "General Partner" or "WFA"). NHP Management Company ("NHP"), the associate general partner of the General Partner and an affiliate of Apartment Investment and Management Company
("AIMCO"), a publicly traded real estate investment trust, has the right to cause the General Partner to take such action as it deems advisable with respect to the Partnership. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

During the six months ended June 30, 2002 and 2001, affiliates of NHP were entitled to receive 4% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $287,000 and $299,000 for the six months ended June 30, 2002 and 2001, respectively, which are included in operating expenses.

Affiliates of NHP were eligible to receive reimbursement of accountable administrative expenses amounting to approximately $411,000 and $420,000 for the six months ended June 30, 2002 and 2001, respectively, which are included in general and administrative expenses, investment properties and other liabilities. Included in these amounts are fees related to construction management services provided by an affiliate of NHP of approximately $187,000 and $178,000 for the six months ended June 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property. At June 30, 2002 approximately $36,000 was owed to affiliates for unpaid reimbursements.

In accordance with the Partnership Agreement, NHP loaned the Partnership approximately $156,000 during the three months ended June 30, 2002 to cover capital improvements. Interest is charged at the prime rate plus 2%. Interest expense was approximately $1,000 for the three months ended June 30, 2002. The Partnership repaid the entire loan and accrued interest by June 30, 2002.
Subsequent to June 30, 2002 NHP loaned an additional $1,708,000 to the Partnership to cover property improvements required by the holder of the first mortgage encumbering the Partnership's property to be made to the property in 2002. Subsequent to June 30, 2002, this loan was repaid from proceeds from the financing of a second mortgage, which closed August 2, 2002 (see Note D).

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $138,000 and $127,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Contingencies

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note D - Subsequent Event

On August 2, 2002, the Partnership obtained additional financing on its investment property in the amount of $9,500,000. The second mortgage carries a stated interest rate of 6.50%. Principal and interest payments on the second mortgage of approximately $75,000 will be due monthly beginning October 1, 2002 until the loan matures in July 2020, at which time the loan will be fully amortized.

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

The Partnership's sole asset is a 1,229 unit apartment complex known as Riverside Park Apartments located in Fairfax County, Virginia. Average occupancy for both the six months ended June 30, 2002 and 2001 was 96%.

Results of Operations

The Partnership's net income for the six months ended June 30, 2002 was approximately $730,000 as compared to net income of approximately $732,000 for the six months ended June 30, 2001. The Partnership's net income for the three months ended June 30, 2002 was approximately $342,000 compared to net income of approximately $516,000 for the three months ended June 30, 2001. Net income for the six months ended June 30, 2002 remained relatively constant as a decrease in total revenues was offset by a decrease in total expenses. Net income for the three months ended June 30, 2002 decreased due to a decrease in total revenues and, to a lesser extent, an increase in total expenses.

Total revenues decreased for the three and six months ended June 30, 2002 due to decreases in rental income and other income. Rental income decreased primarily due to an increase in bad debt expense. The decrease in other income for the six months ended June 30, 2002 is primarily due to a decrease in corporate housing income, which is no longer offered at the property, and a decrease in interest income, partially offset by an increase in utility reimbursements and an increase in insurance proceeds.

Total expenses increased slightly for the three months ended June 30, 2002, due to an increase in depreciation expense, partially offset by decreases in both operating and interest expense. Property tax and general and administrative expenses remained relatively constant for the three months ended June 30, 2002. Total expenses decreased for the six months ended June 30, 2002 due primarily to a decrease in operating expense and, to a lesser extent, decreases in interest, property tax, and general and administrative expenses. The decrease in total expenses for the six months ended June 30, 2002 was partially offset by an increase in depreciation expense. The decrease in operating expense for both the three and six months ended June 30, 2002 is primarily due to decreases in corporate housing expenses, which are no longer being offered at the property, utility expenses, maintenance expense, payroll related expenses, and advertising expense as a result of decreased referral fees. The decrease in operating expense was partially offset by an increase in insurance expense as a result of increased premiums. The decrease in interest expense for both the three and six months ended June 30, 2002 is due to scheduled principal payments resulting in a lower carrying balance of the mortgage encumbering the property. Property tax expense decreased for the six months ended June 30, 2002 due to the timing and receipt of property tax bills which affected the Partnership's property tax accrual during the first quarter of the prior year. Depreciation expense increased for both the three and six months ended June 30, 2002 due to property improvements and replacements placed into service during the past twelve months.

General and administrative expense decreased for the six months ended June 30, 2002 due to a decrease in management reimbursements to NHP and its affiliates as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expense at both June 30, 2002 and 2001.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $1,223,000, compared to approximately $1,497,000 at June 30, 2001. The increase in cash and cash equivalents of approximately $974,000 for the six months ended June 30, 2002, from the Partnership's calendar year end, is due to approximately $2,861,000 of cash provided by operating activities, partially offset by approximately $1,272,000 of cash used in investing activities and approximately $615,000 of cash used in financing activities. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership's investment property and the repayment of an advance from NHP partially offset by the receipt of an advance from NHP. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Partnership has budgeted, but is not limited to, approximately $1,433,000 of capital improvements at the property for 2002 which consist primarily of structural improvements, interior improvements, garage and carport upgrades, patio and balcony upgrades, energy conservation improvements, maintenance equipment, cabinet replacement, air conditioning and heating upgrades, and floor covering replacement. As of June 30, 2002, the Partnership expended approximately $194,000 for capital improvements at its investment property consisting primarily of clubhouse renovations, air conditioning upgrades, elevator and structural improvements, patio and balcony upgrades, interior improvements, major landscaping, water heaters, and floor covering replacement. These improvements were funded from operations. The mortgage company is requiring that certain improvements be made to the property within the remainder of 2002. Most of these improvements have been included in the 2002 budget. Subsequent to June 30, 2002, NHP loaned approximately $1,078,000 to the Partnership to cover the anticipated cost of these improvements. Subsequent to June 30, 2002, this loan was repaid from proceeds from the financing of a second mortgage, which closed August 2, 2002 (see discussion below).

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first mortgage indebtedness of approximately $48,765,000 is being amortized over 240 months until the loan matures on July 1, 2020 at which time the loan will be fully amortized. On August 2, 2002, the Partnership obtained additional financing on its investment property in the amount of $9,500,000. The second mortgage carries a stated interest rate of 6.50%. Principal and interest payments on the second mortgage of approximately $75,000 will be due monthly beginning October 1, 2002 until the loan matures in July 2020, at which time the loan will be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):


                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Operations             $   --           $   --           $  562            $962.90

During the six months ended June 30, 2001, the Partnership paid approximately $2,080,000 in distributions from cash from operations that the Partnership had declared at December 31, 2000. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners during the remainder of 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 382.48 limited partnership units (the "Units") in the Partnership representing 67.58% of the outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.58% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the associate general partner of the General Partner owes fiduciary duties to the limited partners of the Partnership, the associate general partner of the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder. As a result, the duties of the Associate General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Associate General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

               Exhibit 3.1 Riverside Park Associates Limited Partnership Amended and Restated Limited Partnership Agreement, dated July 15, 1986; incorporated by reference to the Exhibits to the Registrant's Registration Statement on Form 10, filed on April 29, 1987. (Commission Partnership file number 0-15740).

               Exhibit 3.2 Certificate of Limited Partnership of Riverside Park Associates Limited Partnership, filed with the Secretary of State of Delaware May 14, 1986; incorporated by reference to the exhibits to the Registrant's Annual Report filed on Form 10-K on March 30, 1988.

               Exhibit  3.3  Amendment  to  Amended  and  Restated   Partnership
          Agreement of Riverside Park Associates Limited Partnership dated August 23, 1995; incorporated by reference to the Exhibits to the Registrant's Annual Report filed on Form 10KSB, filed on March 31, 1998.

               Exhibit 10(f) Multifamily Note dated August 2, 2002, by and between Riverside Park Associates Limited Partnership and Reilly Mortgage Group, Inc., a District of Columbia corporation.

               Exhibit 99 Certification of Chief Executive Officer and Chief Financial Officer

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                                  RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP


                                    By:   WINTHROP FINANCIAL ASSOCIATES,
                                          A LIMITED PARTNERSHIP
                                          General Partner


                                    By:   NHP Management Company,
                                          Associate General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President and
                                          Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Riverside Park Associates (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.


Exhibit 10(f)


                                                       FHLMC Loan No. 002698242
                                                      Riverside Park Apartments

                                MULTIFAMILY NOTE
                     (MULTISTATE - REVISION DATE 11-01-2000)


US $9,500,000.00                                          As of August 2, 2002


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of REILLY MORTGAGE GROUP, INC., a District of Columbia corporation, the principal sum of Nine Million Five Hundred Thousand and 00/100 Dollars (US $9,500,000.00), with interest on the unpaid principal balance at the annual rate of Six and Five Hundred Thousandths percent (6.500%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, and any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 2010 Corporate Ridge, Suite 1000, McLean, Virginia 22102, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

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

(b) Consecutive monthly installments of principal and interest, each in the amount of Seventy Four Thousand Nine Hundred Six and 76/100 Dollars (US $74,906.76), shall be payable on the first day of each month beginning on October 1, 2002, until the entire unpaid principal balance evidenced by this
Note is fully paid.

(c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on July 1, 2020 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(d) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

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

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower (except if notice is required by applicable law, then after such notice). Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted). Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as (a) any monthly installment under this Note remains past due for thirty (30) days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of four (4) percentage points above the rate stated in the first paragraph of this Note and the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

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

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding. To the fullest extent permitted by applicable law, in any action to enforce Borrower's personal liability under this Paragraph 9, Borrower waives any right to set off the value of the Mortgaged Property against such personal liability.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment (any receipt by Lender of principal, other than principal required to be paid in monthly installments pursuant to Paragraph 3(b), prior to the scheduled Maturity Date set forth in Paragraph 3(c)) under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on a Business Day designated as the date for such prepayment in a written notice from Borrower to Lender given at least 30 days prior to the date of such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Paragraph 10(c). For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Unless expressly provided for in the Loan Documents, Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance. However, if a partial prepayment is provided for in the Loan Documents or is accepted by Lender in Lender's discretion, a prepayment premium calculated pursuant to Paragraph 10(c) shall be due and payable by Borrower.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Paragraph 10(c).

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made during the period from one hundred eighty (180) days before the scheduled Maturity Date to the scheduled Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c) Any prepayment premium payable under this Note shall be computed as follows:

            (1) If the prepayment is made between the date of this Note and the date that is [SEE EXHIBIT A] months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be whichever is the greater of subparagraphs (i) and
(ii) below:

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

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of this Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in the case of the application by Lender of collateral or security to a portion of the principal balance, the date of such application; and in any other case, the date on which Lender accelerates the unpaid principal balance of this Note.

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 8.750% U.S. Treasury Security due May 1, 2017, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

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

            ARR = Assumed Reinvestment Rate

            2. If the prepayment is made after the expiration of the Yield Maintenance Period but before the period set forth in Paragraph 10(b)(A) above, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth in this Note represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. To the fullest extent allowed by applicable law, Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys (including Lender's in-house attorneys) and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

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

14. Loan Charges. Neither this Note nor any of the other Loan Documents shall be construed to create a contract for the use, forbearance or detention of money requiring payment of interest at a rate greater than the maximum interest rate permitted to be charged under applicable law. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household or agricultural purposes.

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

19. Notices; Written Modifications. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument. Any modification or amendment to this Note shall be ineffective unless in writing signed by the party sought to be charged with such modification or amendment; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee.

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

      ATTACHED EXHIBIT.  The following Exhibit is attached to this Note:

            -----
            X    Exhibit A      Modifications to Multifamily Note
            -----

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.

                                    AIMCO RIVERSIDE PARK, L.L.C., a Delaware
                                       limited liability company

                                    By:   NHP Management Company, a District of
                                          Columbia corporation, its Manager



                                       By:
                                             Patti K. Fielding
                                             Senior Vice President


                                   57-1102091
                                   Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS THE ___ DAY OF AUGUST, 2002.

REILLY MORTGAGE GROUP, INC., a District
   of Columbia corporation



By:_________________________________
   Mark E. Gordon
   Assistant Vice President

                                                                        PAGE A-2
                                    EXHIBIT A


                        Modifications to Multifamily Note

1. The first sentence of Paragraph 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

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

2.  Paragraph 9(c) of the Note is amended to add the following subparagraph (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents, assessments or other charges in accordance with the terms of the Security Instrument.

3. Subparagraph 10(c) (1) is deleted to the colon and replaced with the following text. The text after the colon shall remain unchanged.

               (1)If  prepayment  is made between the date of this Note and July
                  1, 2015 (the "Yield Maintenance Period"), the prepayment premium shall be whichever is the greater of subparagraphs (i) and (ii) below:

4. Paragraph 19 is modified by deleting: "; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee" in the last sentence of the Paragraph; and by adding the following new sentence:

            The Modifications to Multifamily Note set forth in this Exhibit A shall be null and void unless title to the Mortgaged Property is vested in an entity whose Controlling Interest(s) are directly or indirectly held by AIMCO REIT or AIMCO OP. The capitalized terms used in this paragraph are defined in the Security Instrument.