Form 10QSB
period 2002-09-30
RIVERSIDE PARK ASSOCIATES LP
filed 2002-11-14
CIK 813812

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2002


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2002



Assets
   Cash and cash equivalents                                                 $ 812
   Receivables and deposits                                                     232
   Restricted escrow                                                          1,708
   Other assets                                                                 993
   Investment property:
       Land                                                   $ 6,357
       Buildings and related personal property                 76,746
                                                               83,103
       Less accumulated depreciation                          (46,075)       37,028
                                                                           $ 40,773
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 212
   Tenant security deposit liabilities                                          236
   Accrued property taxes                                                       212
   Other liabilities                                                            916
   Mortgage notes payable                                                    57,949

Partners' Deficit:
   General partner                                            $ (1,433)
   Limited partners (566 units issued and outstanding)        (17,319)      (18,752)
                                                                           $ 40,773

                   See Accompanying Notes to Financial Statements

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                             Three Months Ended       Nine Months Ended
                                                September 30,           September 30,
                                              2002        2001        2002        2001
Revenues:
  Rental income                            $    3,111  $   3,314   $    9,578  $   9,867
  Other income                                    402        300        1,213      1,281
      Total revenues                            3,513      3,614       10,791     11,148

Expenses:
  Operating                                       984      1,134        3,189      3,675
  General and administrative                      116        123          366        388
  Depreciation                                    895        836        2,665      2,419
  Interest                                      1,038        963        2,940      2,905
  Property taxes                                  207        209          628        680
      Total expenses                            3,240      3,265        9,788     10,067

Net income                                 $      273  $     349   $    1,003  $   1,081

Net income allocated to general
  partner (3%)                             $        8  $      10   $       30  $      32
Net income allocated to
  limited partners (97%)                          265        339          973      1,049

                                           $      273  $     349   $    1,003  $   1,081

Net income per limited
  partnership unit                         $   468.20  $  598.94   $ 1,719.08  $1,853.36
Distributions per limited
  partnership unit                         $14,510.60  $1,782.68   $14,510.60  $2,745.58


                   See Accompanying Notes to Financial Statements

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions         566         $ --     $ 47,533     $ 47,533

Partners' deficit at
   December 31, 2001                   566       $(1,376)   $(10,079)    $(11,455)

Distributions to partners               --           (87)     (8,213)      (8,300)

Net income for the nine months
   ended September 30, 2002             --            30         973        1,003

Partners' deficit at
   September 30, 2002                  566       $(1,433)   $(17,319)    $(18,752)


                   See Accompanying Notes to Financial Statements

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                     2002       2001
Cash flows from operating activities:
  Net income                                                    $ 1,003      $ 1,081
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                   2,665       2,419
    Amortization of loan costs                                        31          31
    Change in accounts:
      Receivables and deposits                                       (90)        151
      Other assets                                                   (66)        (34)
      Accounts payable                                              (132)        137
      Tenant security deposit liabilities                            (58)         67
      Accrued property taxes                                         212         270
      Other liabilities                                              255         (23)
       Net cash provided by operating activities                   3,820       4,099

Cash flows from investing activities:
  Property improvements and replacements                          (1,691)     (2,070)
  Net deposits to restricted escrows                              (1,708)         --
       Net cash used in investing activities                      (3,399)     (2,070)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (931)       (863)
  Proceeds from mortgage note payable                              9,500          --
  Loan costs paid                                                   (127)         --
  Advances from NHP                                                1,899          --
  Payments on advances from NHP                                   (1,899)         --
  Distributions to partners                                       (8,300)     (3,682)
       Net cash provided by (used in) financing activities           142      (4,545)

Net increase (decrease) in cash and cash equivalents                 563      (2,516)

Cash and cash equivalents at beginning of period                     249       2,988

Cash and cash equivalents at end of period                       $ 812        $ 472

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,863      $ 2,874

At September 30, 2002 and December 31, 2001, property improvements and replacements and accounts payable were adjusted by approximately $139,000 and $1,078,000, respectively, for non cash activity.

Distributions of approximately $2,080,000 were accrued at December 31, 2000 and paid during the nine months ended September 30, 2001.


                   See Accompanying Notes to Financial Statements

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Winthrop
Financial Associates, A Limited Partnership (the "General Partner" or "WFA"). NHP Management Company ("NHP"), the associate general partner of the General Partner and an affiliate of Apartment Investment and Management Company
("AIMCO"), a publicly traded real estate investment trust, has the right to cause the General Partner to take such action as it deems advisable with respect to the Partnership. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

During the nine months ended September 30, 2002 and 2001, affiliates of NHP were entitled to receive 4% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $426,000 and $442,000 for the nine months ended September 30, 2002 and 2001, respectively, which are included in operating expenses.

Affiliates of NHP were eligible to receive reimbursement of accountable administrative expenses amounting to approximately $530,000 and $630,000 for the nine months ended September 30, 2002 and 2001, respectively, which are included in general and administrative expenses, investment property and other liabilities. Included in these amounts are fees related to construction management services provided by an affiliate of NHP of approximately $201,000 and $284,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property. At September 30, 2002 approximately $35,000 was owed to affiliates for unpaid reimbursements.

In  accordance  with the  Partnership  Agreement,  NHP  loaned  the  Partnership approximately $1,899,000 during the nine months ended September 30, 2002 to cover capital improvements, which included property improvements required by the holder of the first mortgage encumbering the Partnership's property to be made to the property in 2002. The loans were repaid from operations and proceeds from the financing of a second mortgage which closed August 2, 2002 (see Note D).
Interest was charged at the prime rate plus 2%. Interest expense was approximately $1,000 for the nine months ended September 30, 2002. There were no such loans or payments of accrued interest made to the Partnership during the nine months ended September 30, 2001.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $138,000 and $127,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Contingencies

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note D - Additional Financing

On  August  2,  2002,  the  Partnership  obtained  additional  financing  on its investment property in the amount of $9,500,000. The second mortgage carries a stated interest rate of 6.50%. Principal and interest payments on the second mortgage of approximately $75,000 will be due monthly beginning October 1, 2002 until the loan matures in July 2020, at which time the loan will be fully amortized. Total capitalized loan costs for the second mortgage were approximately $127,000 at September 30, 2002.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's sole asset is a 1,229 unit apartment complex known as Riverside Park Apartments located in Fairfax County, Virginia. Average occupancy for the nine months ended September 30, 2002 and 2001 was 95% and 96%, respectively.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2002 was approximately $1,003,000, compared to net income of approximately $1,081,000 for the nine months ended September 30, 2001. The Partnership's net income for the three months ended September 30, 2002 was approximately $273,000 compared to net income of approximately $349,000 for the three months ended September 30, 2001. Net income decreased for the comparable periods due to a decrease in total revenues, partially offset by a decrease in total expenses.

Total revenues decreased for the nine months ended September 30, 2002 due to decreases in both rental and other income. Total revenues decreased for the three months ended September 30, 2002 due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased for both the three and nine months ended September 30, 2002 primarily due to an increase in bad debt expense, a decrease in occupancy, a decrease in the average rental rates, and an increase in concessions offered at the Partnership's investment property. The decrease in other income for the nine months ended September 30, 2002 is primarily due to a decrease in corporate housing income, which is no longer offered at the property, and a decrease in interest income, partially offset by increases in utility reimbursements, cable television revenue, late charges, and an increase in insurance proceeds. The increase in other income for the three months ended September 30, 2002 is due to increases in utility reimbursements and cable television revenue.

Total expenses decreased for both the three and nine months ended September 30, 2002 primarily due to a decrease in operating expenses, and, to a lesser extent, a decrease in general and administrative expenses, partially offset by increases in both depreciation and interest expense. The decrease in total expenses for the nine months ended September 30, 2002 is also due to a decrease in property tax expense, which remained relatively constant for the three months ended September 30, 2002. The decrease in operating expenses for both the three and nine months ended September 30, 2002 is primarily due to decreases in corporate housing expenses, which are no longer being offered at the property, utility expenses, maintenance expense, and advertising expense as a result of decreased referral fees. The decrease in operating expenses was partially offset by an increase in payroll related expenses. Property tax expense decreased for the nine months ended September 30, 2002 due to the timing and receipt of property tax bills. The increase in depreciation expense for both the three and nine months ended September 30, 2002 is due to property improvements and replacements placed into service during the past twelve months. Interest expense increased for both the three and nine months ended September 30, 2002 due to the additional financing obtained on the Partnership's investment property, which resulted in a larger debt balance (as discussed in "Liquidity and Capital Resources"), partially offset by scheduled principal payments resulting in a lower carrying balance of the first mortgage encumbering the property.

General and administrative expenses decreased for both the three and nine months ended September 30, 2002 due to a decrease in management reimbursements to NHP and its affiliates as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included in general and administrative expenses at both September 30, 2002 and 2001.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $812,000, compared to approximately $472,000 at September 30, 2001. The increase in cash and cash equivalents of approximately $563,000 for the nine months ended September 30, 2002, from the Partnership's fiscal year end, is due to approximately $3,820,000 of cash provided by operating activities and approximately $142,000 of cash provided by financing activities, partially offset by approximately $3,399,000 of cash used in investing activities. Cash provided by financing activities consisted primarily of proceeds resulting from the financing of a second mortgage on the investment property and, to a lesser extent, the receipt of advances from NHP, partially offset by distributions to partners, repayment of advances from NHP, payments of principal made on the mortgage encumbering the Partnership's investment property, and loan costs paid related to the financing of the second mortgage on the property. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's investment property are as follows.

The Partnership has budgeted, but is not limited to, approximately $1,563,000 of capital improvements at the property for 2002 which consist primarily of structural improvements, interior improvements, garage and carport upgrades, patio and balcony upgrades, energy conservation improvements, maintenance equipment, cabinet replacement, air conditioning and heating upgrades, and floor covering replacement. As of September 30, 2002, the Partnership expended approximately $752,000 for capital improvements at its investment property consisting primarily of clubhouse renovations, air conditioning upgrades, elevator and structural improvements, patio and balcony upgrades, cabinet replacements, interior improvements, major landscaping, water heaters, and floor covering replacement. These improvements were funded from operations. The mortgage company is requiring that certain improvements be made to the property within the remainder of 2002. Most of these improvements have been included in the 2002 budget. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first mortgage indebtedness of approximately $48,449,000 is being amortized over 240 months until the loan matures on July 1, 2020 at which time the loan will be fully amortized. On August 2, 2002, the Partnership obtained additional financing on its investment property in the amount of $9,500,000. The second mortgage carries a stated interest rate of 6.50%. Principal and interest payments on the second mortgage of approximately $75,000 will be due monthly beginning October 1, 2002 until the loan matures in July 2020, at which time the loan will be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                     Nine Months          Per          Nine Months          Per
                        Ended           Limited           Ended           Limited
                    September 30,     Partnership     September 30,     Partnership
                         2002             Unit             2001             Unit
Financing
Proceeds (1)           $8,120          $14,203.18        $   --          $      --
Operations                180              307.42         1,602           2,745.58
  Total                $8,300          $14,510.60        $1,602          $2,745.58

(1) From proceeds from the additional financing obtained on Riverside Park Apartments in August 2002.

During the nine months ended September 30, 2001, the Partnership paid approximately $2,080,000 in distributions from cash from operations that the Partnership had declared at December 31, 2000. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners during the remainder of 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 382.62 limited partnership units (the "Units") in the Partnership representing 67.60% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.60% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the associate general partner of the General Partner owes fiduciary duties to the limited partners of the Partnership, the associate general partner of the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder. As a result, the duties of the associate general partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the associate general partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

                  Exhibit 99 Certification of Chief Executive Officer and Chief Financial Officer

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

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


                                    By:   WINTHROP FINANCIAL ASSOCIATES,
                                          A LIMITED PARTNERSHIP
                                          General Partner


                                    By:   NHP Management Company,
                                          Associate General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President and
                                          Chief Accounting Officer


                                    Date: November 14, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Riverside Park Associates Limited Partnership;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                               -----------------------
                                Patrick J. Foye
                                Executive   Vice  President  of  NHP  Management
                                Company,   equivalent  of  the  chief  executive
                                officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Riverside Park Associates Limited Partnership;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    -----------------------
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of NHP Management Company, A Limited
                                    Partnership,   equivalent   of   the   chief
                                    financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Riverside Park Associates (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.