Form 10KSB
period 2002-12-31
RIVERSIDE PARK ASSOCIATES LP
filed 2003-03-31
CIK 813812

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934

                   For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $14,195,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2002. No market exists for the limited partnership interests of the Registrant; and therefore, no aggregate market value can be determined.

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

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures.
Although NHP believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation" of this Form 10-KSB.

Item 2.     Description of Property

The following table sets forth the Partnership's investment in the property:

                                 Date of        Type of
          Property             Purchase         Ownership              Use

Riverside Park Apartments      05/15/86  Fee ownership subject     Apartment
 Fairfax County, Virginia                 to first and second      1,229 units
                                          mortgages

Schedule of Property

Set  forth  below  is  the  gross  carrying  value,  accumulated   depreciation,
depreciable life, method of depreciation and Federal tax basis for the Property:


                          Gross
                        Carrying    Accumulated                             Federal
                          Value     Depreciation      Rate      Method     Tax Basis
                             (in thousands)                              (in thousands)

Riverside Park
 Apartments              $84,529      $46,990       5-30 yrs      S/L      $ 26,347

See "Note A - Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7 - Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's investment property:


                     Principal                                          Principal
                     Balance At                                          Balance
                    December 31,   Interest     Period     Maturity       Due At
Property                2002         Rate      Amortized     Date        Maturity
                   (in thousands)                                     (in thousands)
Riverside Park
  Apartments
  1st mortgage        $48,127        7.64%     20 years    07/01/20      $ -- (1)
  2nd mortgage          9,429        6.50%    214 months   07/01/20         -- (1)
                      $57,556                                          $    --

(1) The loans are scheduled to be fully amortized at their maturity.

On August 2, 2002, the Partnership obtained a second mortgage loan on its investment property in the amount of $9,500,000. The second mortgage carries a stated interest rate of 6.50%. Principal and interest payments on the second mortgage of approximately $75,000 are due monthly until the loan matures in July 2020, at which time the loan will be fully amortized. Total capitalized loan costs for the second mortgage were approximately $127,000 for the year ended December 31, 2002.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2002 and 2001:

                                   Average Annual             Average Annual
                                     Rental Rate                Occupancy
                                     (per unit)
          Property               2002           2001         2002        2001

Riverside Park Apartments       $10,994       $11,102        95%         97%

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

    Schedule of Real Estate Taxes and Rates

    Real estate taxes and rate for 2002:

                                       2002         2002
                                     Billing        Rate
                                  (in thousands)

Riverside Park Apartments              $828        1.21%

Capital Improvements

The Partnership completed approximately $2,178,000 in capital expenditures at its investment property for the year ended December 31, 2002, consisting primarily of clubhouse renovations, air conditioning upgrades, elevator and structural improvements, patio and balcony upgrades, cabinet replacements, interior improvements, major landscaping, water heaters, and floor covering replacement. These improvements were funded from operations and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $369,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2002.

                                     PART II


Item 5. Market for Registrant's Units of Limited Partnership and Related Partner Matters

As of December 31, 2002, there were 275 holders of record of the 566 Units. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. As of December 31, 2002, affiliates of AIMCO owned 382.62 Units of limited partnership interest or 67.60%.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2002.

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                 (in thousands)
       01/01/01 - 12/31/01               $ 2,077 (1)        $ 3,560.07
       01/01/02 - 12/31/02               $ 8,455 (2)        $14,782.69

(1) Consists of cash from operations (approximately $2,015,000 to the limited partners).

(2) Consists of approximately $180,000 (approximately $174,000 to the limited partners or $307.42 per limited partnership unit) from operations, and approximately $8,275,000 (approximately $8,193,000 to the limited partners or $14,475.27 per limited partnership unit) from financing proceeds. (See "Item 6. Management's Discussion and Analysis or Plan of Operation" for more details).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 382.62 limited partnership units in the Partnership representing 67.60% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.60% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the associate general partner of the General Partner owes fiduciary duties to the limited partners of the Partnership, the associate general partner of the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder. As a result, the duties of the associate general partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the associate general partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2002 was approximately $950,000 as compared to net income of approximately $1,535,000 for the year ended December 31, 2001. The decrease in net income is due to a decrease in total revenues, partially offset by a slight decrease in total expenses. Total revenues decreased due to decreases in both rental and other income. Rental income decreased primarily due to an increase in bad debt expense, a decrease in occupancy, an increase in concessions offered and a decrease in the average rental rate at the Partnership's investment property. The decrease in other income is primarily due to a decrease in corporate housing income, which is no longer offered at the property, and decreases in both interest and laundry income, partially offset by increases in utility reimbursements, late charges, insurance proceeds, and cable television revenue.

Total expenses decreased due to decreases in both operating and general and administrative expenses, partially offset by increases in both depreciation and interest expense. Property tax expense remained relatively constant for the comparable periods. The decrease in operating expenses is primarily due to decreases in corporate housing expenses, which are no longer offered at the property, management fees as a result of the decrease in rental income, maintenance expense as a result of an increase in the capitalization of certain direct and indirect project costs, primarily payroll related costs (see "Item 7. Financial Statements, Note A - Organization and Summary of Significant Accounting Policies"), utility expenses, and advertising expense as a result of decreased referral fees. The decrease in operating expenses was partially offset by increases in payroll related expenses and insurance expense as a result of a higher hazard insurance premium. The increase in depreciation expense is due to property improvements and replacements placed into service during the past twelve months. Interest expense increased as a result of additional financing obtained on the Partnership's investment property, which resulted in a larger debt balance (as discussed in "Liquidity and Capital Resources"), partially offset by scheduled principal payments resulting in a lower carrying balance of the first mortgage encumbering the property.

General and administrative expenses decreased for the year ended December 31, 2002 due to a decrease in management reimbursements to NHP and its affiliates as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included in general and administrative expenses for the years ended December 31, 2002 and 2001.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $914,000, compared to approximately $249,000 at December 31, 2001. The increase in cash and cash equivalents of approximately $665,000 is due to approximately $4,604,000 of cash provided by operating activities, partially offset by approximately $3,533,000 of cash used in investing activities and approximately $406,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to an escrow account maintained by the mortgage lender. Cash used in financing activities consisted primarily of distributions made to partners, and to a lesser extent, repayment of advances from NHP, payments of principal made on the mortgages encumbering the Partnership's investment property, and loan costs paid related to the financing of the second mortgage on the property, partially offset by proceeds resulting from the second mortgage on the investment property and, to a lesser extent, the receipt of advances from NHP. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership, and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit, and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year, and currently expects to budget approximately $369,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first mortgage indebtedness of approximately $48,127,000 is being amortized over 240 months until the loan matures on July 1, 2020 at which time the loan will be fully amortized. On August 2, 2002, the Partnership obtained a second mortgage loan on its investment property in the amount of $9,500,000. The second mortgage carries a stated interest rate of 6.50%. Principal and interest payments on the second mortgage of approximately $75,000 are due monthly until the loan matures in July 2020, at which time the loan will be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands, except per unit data):


                         Year             Per              Year             Per
                        Ended           Limited           Ended           Limited
                     December 31,     Partnership      December 31,     Partnership
                         2002             Unit             2001             Unit
Financing
Proceeds (1)           $8,275          $14,475.27        $   --          $      --
Operations                180              307.42         2,077           3,560.07
  Total                $8,455          $14,782.69        $2,077          $3,560.07

(1) From proceeds from the second mortgage loan obtained in August 2002.

During the year ended December 31, 2001, the Partnership paid approximately $2,080,000 in distributions of cash from operations that the Partnership had declared at December 31, 2000. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and timing of the debt maturity, refinancing and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in the year 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 382.62 limited partnership units in the Partnership representing 67.60% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.60% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the associate general partner of the General Partner owes fiduciary duties to the limited partners of the Partnership, the associate general partner of the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder. As a result, the duties of the associate general partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the associate general partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". NHP believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS



      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2002

      Statements of Operations - Years ended December 31, 2002 and 2001

      Statements of Changes in Partners' Deficit - Years ended December 31, 2002 and 2001

      Statements of Cash Flows - Years ended December 31, 2002 and 2001

      Notes to Financial Statements

                     REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS




The Partners
Riverside Park Associates Limited Partnership

We have audited the accompanying balance sheet of Riverside Park Associates Limited Partnership as of December 31, 2002, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverside Park Associates Limited Partnership at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 14, 2003

                  Riverside Park Associates Limited Partnership

                                  Balance Sheet
                        (in thousands, except unit data)

                                December 31, 2002



Assets
  Cash and cash equivalents                                                  $   914
  Receivables and deposits                                                       278
  Restricted escrow                                                              916
  Other assets                                                                   924
  Investment property (Notes B & C):
   Land                                                        $ 6,357
   Buildings and related personal property                       78,172
                                                                 84,529
   Less accumulated depreciation                                (46,990)      37,539
                                                                            $ 40,571
Liabilities and Partners' Deficit
Liabilities:
  Accounts payable                                                           $ 875
  Tenant security deposit liabilities                                            232
  Other liabilities                                                              868
  Mortgage notes payable (Note B)                                             57,556

Partners' Deficit:
  General partner                                              $ (1,436)
  Limited partners (566 units issued and outstanding)           (17,524)     (18,960)
                                                                            $ 40,571

                       See Accompanying Notes to Financial Statements

                  Riverside Park Associates Limited Partnership

                            Statements of Operations
                      (in thousands, except per unit data)



                                                         Years Ended December 31,
                                                            2002          2001
 Revenues:
   Rental income                                          $ 12,631      $ 13,210
   Other income                                               1,564         1,586

    Total revenues                                           14,195        14,796

 Expenses:
   Operating                                                  4,318         4,744
   General and administrative                                   489           587
   Depreciation                                               3,580         3,258
   Interest                                                   4,028         3,854
   Property taxes                                               830           818

    Total expenses                                           13,245        13,261

 Net income                                              $      950    $    1,535

 Net income allocated to general partner (3%)            $       28    $       46
 Net income allocated to limited partners (97%)                 922         1,489
                                                         $      950    $    1,535

 Net income per limited partnership unit                 $ 1,628.98    $ 2,630.74

 Distributions per limited partnership unit              $14,782.69    $ 3,560.07

                       See Accompanying Notes to Financial Statements


                  Riverside Park Associates Limited Partnership

                   StatementS of Changes in Partners' Deficit
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General     Limited
                                        Units        Partner     Partners     Total

Original capital contributions           566          $ --      $ 47,533     $ 47,533

Partners' deficit at
   December 31, 2000                     566         $(1,360)   $ (9,553)    $(10,913)

Distributions to Partners                                (62)     (2,015)      (2,077)

Net income for the year ended
   December 31, 2001                      --              46       1,489        1,535

Partners' deficit at
   December 31, 2001                     566          (1,376)    (10,079)     (11,455)

Distributions to partners                 --             (88)     (8,367)      (8,455)

Net income for the year ended
   December 31, 2002                      --              28         922          950

Partners' deficit at
   December 31, 2002                     566         $(1,436)   $(17,524)    $(18,960)

                       See Accompanying Notes to Financial Statements

                  Riverside Park Associates Limited Partnership

                            Statements of Cash Flows
                                 (in thousands)


                                                                    Years Ended
                                                                    December 31,
                                                                   2002        2001
Cash flows from operating activities:
  Net income                                                      $ 950      $ 1,535
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                   3,580       3,258
    Amortization of loan costs                                        43          41
    Change in accounts:
      Receivables and deposits                                      (136)         50
      Other assets                                                    (9)         (4)
      Accounts payable                                                31          35
      Tenant security deposit liabilities                            (62)         60
      Other liabilities                                              207         146
       Net cash provided by operating activities                   4,604       5,121

Cash flows from investing activities:
  Property improvements and replacements                          (2,617)     (2,592)
  Net deposits to restricted escrow                                 (916)         --
       Net cash used in investing activities                      (3,533)     (2,592)

Cash flows from financing activities:
  Payments on mortgage notes payable                              (1,324)     (1,162)
  Proceeds from mortgage note payable                              9,500          --
  Loan costs (paid) refunded                                        (127)         51
  Advances from NHP                                                1,899          --
  Payments on advances from NHP                                   (1,899)         --
  Distributions to partners                                       (8,455)     (4,157)
       Net cash used in financing activities                        (406)     (5,268)

Net increase (decrease) in cash and cash equivalents                 665      (2,739)

Cash and cash equivalents at beginning of year                       249       2,988

Cash and cash equivalents at end of year                         $ 914        $ 249

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 3,942      $ 3,821

At December 31, 2002 and 2001, property improvements and replacements and accounts payable were adjusted by approximately $639,000 and $1,078,000, respectively, for non cash activity.

Distributions of approximately $2,080,000 were accrued at December 31, 2000 and paid during the year ended December 31, 2001.


                       See Accompanying Notes to Financial Statements

                   Riverside Park AssociateS Limited Partnership

                          Notes to Financial Statements

                                December 31, 2002


Note A - Organization and Summary of Significant Accounting Policies

Organization:

Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant"), a Delaware limited partnership, was formed on May 14, 1986 to operate and hold for investment a three-building apartment complex known as Riverside Park. The Partnership will terminate on December 31, 2035 unless terminated prior to such date. The general partner of the Partnership is Winthrop Financial Associates, A Limited Partnership (the "General Partner" or "WFA"). NHP Management Company ("NHP"), the associate general partner of the General Partner and an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, has the right to cause the General Partner to take such action as it deems advisable with respect to the Partnership. The director and officers of NHP also serve as executive officers of AIMCO.

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

Investment Property:

Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Cost of investment property that has been permanently impaired has been written down to appraised value. No adjustment for impairment of value was recorded for the years ended December 31, 2002 and 2001.

During 2001, AIMCO, an affiliate of NHP, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $138,000 in 2002 compared to 2001.

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

Loan and Other Mortgage-Related Costs:

Loan and other mortgage-related costs of approximately $952,000, net of accumulated amortization of approximately $105,000, are included in other assets and are being amortized using the straight-line method over the life of the respective loans. Amortization expense for 2002 was approximately $43,000 and is included in interest expense. Amortization expense is expected to be approximately $48,000 for each of the years 2003 through 2007.

Leases:

The Partnership generally leases its apartment units for terms of twelve months or less. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over thirty days. In addition, the Partnership's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

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

Fair Value of Financial Instruments:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity at the Partnership's incremental borrowing rate, was approximately $63,062,000.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $616,000 at December 31, 2002 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrow:

As a result of the additional financing obtained on the Partnership's investment property, the property deposited approximately $1,708,000 with the mortgage company to establish a capital reserve account designated for certain capital improvements. At December 31, 2002, the balance in this escrow is approximately $916,000.

Tenant Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the apartment and is current on rental payments.

Advertising Costs:

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $109,000 and $195,000 for the years ended December 31, 2002 and 2001, respectively.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS No. 145 effective April 1, 2002. The adoption did not have a material effect on the financial position or results of operations for the Partnership.

Note B - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:


                     Principal      Monthly                             Principal
                     Balance At     Payment      Stated                  Balance
                    December 31,   Including    Interest   Maturity       Due At
Property                2002        Interest      Rate       Date        Maturity
                   (in thousands)                                     (in thousands)
Riverside Park
  Apartments
  1st mortgage        $48,127        $ 415       7.64%     07/01/20        $ --
  2nd mortgage          9,429            75      6.50%     07/01/20           --
                      $57,556        $ 490                                 $  --

On August 2, 2002, the Partnership obtained a second mortgage loan on its investment property in the amount of $9,500,000. The second mortgage carries a stated interest rate of 6.50%. Principal and interest payments on the second mortgage of approximately $75,000 are due monthly until the loan matures in July 2020, at which time the loan will be fully amortized. Total capitalized loan costs for the second mortgage were approximately $127,000 for the year ended December 31, 2002.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's property and by pledge of revenues from the rental property. The mortgage notes include prepayment penalties if repaid prior to 180 days before maturity. The investment property may not be sold subject to the existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2002, are as follows (in thousands):

      2003       $ 1,647
      2004         1,774
      2005         1,911
      2006         2,058
      2007         2,216
   Thereafter     47,950
                 $57,556

Note C - Investment Property and Accumulated Depreciation

                                  Initial Cost
                                 To Partnership
                                 (in thousands)
                                                Buildings           Cost
                                               and Related      Capitalized
                                                 Personal      Subsequent to
   Description      Encumbrances     Land        Property       Acquisition
                   (in thousands)                              (in thousands)

 Riverside Park
 Apartments           $57,556       $6,357       $52,768          $25,404



                   Gross Amount At Which Carried
                       At December 31, 2002
                          (in thousands)
                             Buildings
                                And
                              Personal              Accumulated      Date    Depreciable
   Description       Land     Property    Total    Depreciation    Acquired      Life
                                                  (in thousands)
 Riverside Park
 Apartments        $ 6,357    $78,172    $84,529      $46,990      05/15/86    5-30 yrs

Reconciliation of investment property and accumulated depreciation:

                                             Years Ended December 31,
                                               2002             2001
                                                    (in thousands)
Investment Property
Balance at beginning of year                 $82,351          $78,681
    Property improvements                      2,178            3,670
Balance at end of year                       $84,529          $82,351

Accumulated Depreciation
Balance at beginning of year                 $43,410          $40,152
    Additions charged to expense               3,580            3,258
Balance at end of year                       $46,990          $43,410

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001 is approximately $84,530,000 and $82,109,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $58,183,000 and $54,807,000, respectively.

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reportable in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                         Years Ended December 31,
                                            2002         2001

 Net income as reported                   $     950    $   1,535
 Depreciation differences                       205         (273)
 Deferred revenue                               (23)         (23)
 Other                                          288          321
 Federal taxable income                   $   1,420    $   1,560
 Federal taxable income per
   limited partnership unit               $2,425.56    $2,664.31

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2002 (in thousands):

Partners' deficit for financial statement         $(18,960)
  purposes
Accumulated depreciation                           (11,192)
Deferred revenue                                        38
Syndication costs                                    5,636
Other                                                  635
Partners' deficit for Federal income tax
  purposes                                        $(23,843)

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

During the years ended December 31, 2002 and 2001, affiliates of NHP were entitled to receive 4% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $570,000 and $591,000 for the years ended December 31, 2002 and 2001, respectively, which are included in operating expenses.

Affiliates of NHP received reimbursement of accountable administrative expenses amounting to approximately $754,000 and $898,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of NHP of approximately $321,000 and $365,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property.

In accordance with the Partnership Agreement, NHP loaned the Partnership approximately $1,899,000 during the year ended December 31, 2002 to cover capital improvements, which included property improvements required by the holder of the first mortgage encumbering the Partnership's property to be made to the property in 2002. The loans were repaid from operations and proceeds from the financing of a second mortgage which closed August 2, 2002 (see Note B).
Interest was charged at the prime rate plus 2%. Interest expense was approximately $1,000 for the year ended December 31, 2002. There were no such loans made to the Partnership during the year ended December 31, 2001.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with NHP. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $202,000 and $127,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 382.62 limited partnership units in the Partnership representing 67.60% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.60% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the associate general partner of the General Partner owes fiduciary duties to the limited partners of the Partnership, the associate general partner of the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder. As a result, the duties of the associate general partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the associate general partner to AIMCO, as its sole stockholder.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

As of December 31, 2002, the names of the directors and executive officers of NHP and the position held by each of them, are as follows:

Name                        Age    Position

Ronald D. Monson             46    Director
Patrick J. Foye              45    Executive Vice President and Director
Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer
Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Ronald D. Monson has been a Director of NHP since April 1, 2002. Mr. Monson has been Executive Vice President and Head of Property Operations of AIMCO since February 2001. Previously, he served as Regional Vice President from March 1997 to May 1998, when he was promoted to Senior Vice President of the Midwest Division. Mr. Monson served as Senior Vice President of the Midwest Division until January 1999, when he was appointed Senior Vice President of the Far West Division. From April 1994 to February 1997, Mr. Monson was a Regional Vice President for Great Atlantic Property Management.

Patrick J. Foye has been Executive Vice President and Director of NHP since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of NHP since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of NHP since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and directors of NHP fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and directors of NHP reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and directors of NHP reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and directors of NHP discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and directors of NHP have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Registrant has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $28,000 and non-audit services (principally tax-related) of approximately $12,000.

Item 10.    Executive Compensation

The Registrant is not required to and did not pay any compensation to the officers or directors of NHP during the year ended December 31, 2002.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person or entity which is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the General Partner as a group as of December 31, 2002.


                     Entity                          Number of Units      Percentage

AIMCO Properties LP                                       181.96            32.15%
  (an affiliate of AIMCO)
Insignia Financial Group, Inc.                            200.66            35.45%
   (an affiliate of AIMCO)

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

During the years ended December 31, 2002 and 2001, affiliates of NHP were entitled to receive 4% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $570,000 and $591,000 for the years ended December 31, 2002 and 2001, respectively, which are included in operating expenses.

Affiliates of NHP received reimbursement of accountable administrative expenses amounting to approximately $754,000 and $898,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of NHP of approximately $321,000 and $365,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property.

In accordance with the Partnership Agreement, NHP loaned the Partnership approximately $1,899,000 during the year ended December 31, 2002 to cover capital improvements, which included property improvements required by the holder of the first mortgage encumbering the Partnership's property to be made to the property in 2002. The loans were repaid from operations and proceeds from the financing of a second mortgage which closed August 2, 2002 (see Note B).
Interest was charged at the prime rate plus 2%. Interest expense was approximately $1,000 for the year ended December 31, 2002. There were no such loans or payments of accrued interest made to the Partnership during the year ended December 31, 2001.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with NHP. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $202,000 and $127,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 382.62 limited partnership units in the Partnership representing 67.60% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.60% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the associate general partner of the General Partner owes fiduciary duties to the limited partners of the Partnership, the associate general partner of the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder. As a result, the duties of the associate general partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the associate general partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

(a) Exhibits:

            See Exhibit Index.

       b) Reports on Form 8-K filed during the quarter ended December 31, 2002:

            None.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Associate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP


                                    By:   WINTHROP FINANCIAL ASSOCIATES,
                                          A LIMITED PARTNERSHIP,
                                          General Partner

                                    By:   NHP Management Company,
                                          Associate General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer

                                  Date:   March 28, 2003

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Patrick J. Foye            Executive Vice President      Date: March 28, 2003
Patrick J. Foye               and Director

/s/Thomas C. Novosel          Senior Vice President         Date: March 28, 2003
Thomas C. Novosel             and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Riverside Park Associates Limited Partnership;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                               /s/Patrick J. Foye
                                 Patrick J. Foye
                                 Executive Vice President of NHP Management Company, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Riverside Park Associates Limited Partnership;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                                    /s/Paul J. McAuliffe
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer   of   NHP    Management    Company,
                                    equivalent of the chief financial officer of
                                    the Partnership

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

   10(a) Loan Agreement, dated September 25, 1995, between the Registrant and General Electric Capital Corporation ("GECC")

   10(b) Promissory Note, dated September 25 1996, from the Registrant to GECC in the original principal amount of $47,000,000

   10(c) Deed of Trust, Security Agreement and Fixture Filing, dated as of September 25, 1996, between the Registrant and GECC

   10(d) Residential Management Agreement dated July 2, 1986 between the Registrant and First Winthrop Properties, Inc.(1)

   10(e) Multifamily Note dated June 29, 2000, between Riverside Park Associates Limited Partnership, a Delaware limited partnership, and Reilly Mortgage Group, Inc., a District of Columbia corporation. (2)

   10(f) Multifamily Note dated August 2, 2002, by and between Riverside Park Associates Limited Partnership and Reilly Mortgage Group, Inc., a District of Columbia corporation; incorporated by reference to the Exhibits to the Registrant's Quarterly Report filed on Form 10-QSB, on August 14, 2002.

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

   99       Certification of Chief Executive Officer and Chief Financial Officer

_______________

(1) Incorporated by reference to the Exhibits to the Registrant's Annual Report filed on Form 10-K, on March 30, 1988.

(2) Incorporated by reference to the Exhibits to the Registrant's Annual Report filed on Form 10-KSB, on March 28, 2001.

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Riverside Park Associates Limited Partnership (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 28, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 28, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.