Form 10QSB
period 2003-03-31
RIVERSIDE PARK ASSOCIATES LP
filed 2003-05-14
CIK 813812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from _________to _________

                         Commission file number 0-15740


                  RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in Its Charter)



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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2003



Assets
   Cash and cash equivalents                                                 $  727
   Receivables and deposits                                                     226
   Restricted escrow                                                            342
   Other assets                                                                 894
   Investment property:
       Land                                                   $ 6,357
       Buildings and related personal property                 78,275
                                                               84,632
       Less accumulated depreciation                          (47,935)       36,697
                                                                           $ 38,886
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 330
   Tenant security deposit liabilities                                          243
   Accrued property taxes                                                       213
   Other liabilities                                                            709
   Mortgage notes payable                                                    57,155

Partners' Deficit:
   General partner                                            $ (1,449)
   Limited partners (566 units issued and outstanding)         (18,315)     (19,764)
                                                                           $ 38,886


                   See Accompanying Notes to Financial Statements

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                                                 Three Months Ended
                                                                       March 31,
                                                                  2003         2002
Revenues:
   Rental income                                               $   3,123    $   3,245
   Other income                                                      365          488
       Total revenues                                              3,488        3,733

Expenses:
   Operating                                                       1,337        1,175
   General and administrative                                        140          130
   Depreciation                                                      945          877
   Interest                                                        1,082          952
   Property taxes                                                    213          211
       Total expenses                                              3,717        3,345

Net (loss) income                                              $    (229)   $     388

Net (loss) income allocated to general partner (3%)            $      (7)   $      12
Net (loss) income allocated to limited partners (97%)               (222)         376
                                                               $    (229)   $     388

Net (loss) income per limited partnership unit                 $ (392.23)   $  664.31

Distributions per limited partnership unit                     $1,005.30    $      --




                   See Accompanying Notes to Financial Statements

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)




                                     Limited
                                   Partnership     General      Limited
                                      Units        Partner      Partners      Total

Original capital contributions         566          $ --        $ 47,533     $ 47,533

Partners' deficit at
   December 31, 2002                   566         $(1,436)     $(17,524)    $(18,960)

Distributions to Partners                               (6)         (569)        (575)

Net loss for the three months
   ended March 31, 2003                 --              (7)         (222)        (229)



Partners' deficit
   at March 31, 2003                   566         $(1,449)    $ (18,315)    $(19,764)



                   See Accompanying Notes to Financial Statements

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                     2003       2002
Cash flows from operating activities:
  Net (loss) income                                             $   (229)    $    388
  Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
    Depreciation                                                     945          877
    Amortization of loan costs                                        12           10
    Change in accounts:
        Receivables and deposits                                      52          (70)
        Other assets                                                  18         (187)
        Due to affiliates                                             --          120
        Accounts payable                                              94           33
        Tenant security deposit liabilities                           11          (27)
        Accrued property taxes                                       213          211
        Other liabilities                                           (159)          39
           Net cash provided by operating activities                 957        1,394

Cash flows from investing activities:
    Property improvements and replacements                          (742)      (1,071)
    Net withdrawals from restricted escrows                          574           --
           Net cash used in investing activities                    (168)      (1,071)

Cash flows from financing activities:
    Payments on mortgage notes payable                              (401)        (304)
    Distributions to partners                                       (575)          --
           Net cash used in financing activities                    (976)        (304)

Net (decrease) increase in cash and cash equivalents                (187)          19

Cash and cash equivalents at beginning of period                     914          249

Cash and cash equivalents at end of period                      $    727     $    268

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $  1,070     $    941

At  December  31,  2002,  March  31,  2002,  and  December  31,  2001,  property
improvements   and   replacements   and  accounts   payable  were   adjusted  by
approximately  $639,000,  $299,000,  and $1,078,000  respectively,  for non-cash activity.

                   See Accompanying Notes to Financial Statements

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Winthrop
Financial Associates, A Limited Partnership (the "General Partner" or "WFA"). NHP Management Company ("NHP"), the associate general partner of the General Partner and an affiliate of Apartment Investment and Management Company
("AIMCO"), a publicly traded real estate investment trust, has the right to cause the General Partner to take such action as it deems advisable with respect to the Partnership. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on NHP and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase. For 2003, the fee is approximately $264,000.

During the three months ended March 31, 2003 and 2002, affiliates of NHP were entitled to receive 4% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $137,000 and $140,000 for the three months ended March 31, 2003 and 2002, respectively, which are included in operating expenses.

Affiliates of NHP received reimbursement of accountable administrative expenses amounting to approximately $221,000 and $365,000 for the three months ended March 31, 2003 and 2002, respectively, which are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of NHP of approximately $91,000 and $245,000 for the three months ended March 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with NHP. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $167,000 and $202,000.

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

The Partnership's sole asset is an apartment complex known as Riverside Park Apartments located in Fairfax County, Virginia. Average occupancy for the three months ended March 31, 2003 and 2002 was 95% and 96%, respectively.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2003 was approximately $229,000 as compared to net income of approximately $388,000 for the three months ended March 31, 2002. The decrease in net income is due to an increase in total expenses and a decrease in total revenues. Total expenses increased due to increases in operating, depreciation, interest and general and administrative expenses. Property tax expense remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to increases in payroll related expenses, contract maintenance expense, snow removal, utility expenses, and advertising expense. Interest expense increased as a result of a second mortgage obtained on the Partnership's investment property in 2002, which resulted in a larger debt balance (as discussed in "Liquidity and Capital Resources"), partially offset by scheduled principal payments resulting in a lower carrying balance of the first mortgage encumbering the property. The increase in depreciation expense is due to property improvements and replacements placed into service during the past twelve months.

General and administrative expenses increased primarily due to an increase in the annual partnership and investor service fee as allowed under the Partnership Agreement. Included in general and administrative expenses for the three months ended March 31, 2003 and 2002 are management reimbursements to NHP and its affiliates as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues decreased due to decreases in both rental and other income. Rental income decreased primarily due to decreases in occupancy and the average rental rate at the Partnership's investment property. The decrease in other income is primarily due to a decrease in utility reimbursements.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $727,000, compared to approximately $268,000 at March 31, 2002. The decrease in cash and cash equivalents of approximately $187,000, from December 31, 2002, is due to approximately $976,000 of cash used in financing activities and approximately $168,000 of cash used in investing activities, partially offset by approximately $957,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment property and distributions to partners. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from an escrow account maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2003, the Partnership completed approximately $103,000 of capital improvements at the property, consisting primarily of interior improvements, major landscaping, heating upgrades and floor covering replacement. These improvements were funded from operations and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $266,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of HVAC upgrades, floor covering replacement and building improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first mortgage indebtedness of approximately $47,798,000 is being amortized over 240 months until the loan matures on July 1, 2020 at which time the loan will be fully amortized. On August 2, 2002, the Partnership obtained a second mortgage loan on its investment property in the amount of $9,500,000. The second mortgage carries a stated interest rate of 6.50%. Principal and interest payments on the second mortgage of approximately $75,000 are due monthly until the loan matures in July 2020, at which time the loan will be fully amortized.

The Partnership distributed the following amounts during the three months ended March 31, 2003 and 2002 (in thousands, except per unit data):


                     Three Months         Per          Three Months         Per
                        Ended           Limited           Ended           Limited
                      March 31,       Partnership       March 31,       Partnership
                         2003             Unit             2002             Unit
Financing
Proceeds (1)           $  575          $1,005.30         $   --            $    --

(1) From proceeds from the second mortgage loan obtained in August 2002.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 382.91 limited partnership units (the "Units") in the Partnership representing 67.65% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.65% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the associate general partner of the General Partner owes fiduciary duties to the limited partners of the Partnership, the associate general partner of the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder. As a result, the duties of the associate general partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the associate general partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of the property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the
Partnership's investment property. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

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

      Exhibit 3.3 Amendment to Amended and Restated Partnership Agreement of Riverside Park Associates Limited Partnership dated August 23, 1995; incorporated by reference to the Exhibits to the Registrant's Annual Report filed on Form 10-KSB, filed on March 31, 1998.

      Exhibit 99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      b) Reports on Form 8-K:

      None filed during the quarter ended March 31, 2003.

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

                                    Date: May 13, 2003

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


Date:  May 13, 2003

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


Date:  May 13, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Riverside Park Associates Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 13, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.