Form 10QSB
period 2003-06-30
RIVERSIDE PARK ASSOCIATES LP
filed 2003-08-13
CIK 813812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2003



Assets
   Cash and cash equivalents                                                 $ 675
   Receivables and deposits                                                     234
   Other assets                                                               1,039
   Investment property:
       Land                                                   $ 6,357
       Buildings and related personal property                 78,451
                                                               84,808
       Less accumulated depreciation                          (48,883)       35,925
                                                                           $ 37,873
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 281
   Tenant security deposit liabilities                                          240
   Accrued property taxes                                                       426
   Other liabilities                                                            660
   Mortgage notes payable                                                    56,748

Partners' Deficit:
   General partner                                            $ (1,459)
   Limited partners (566 units issued and outstanding)         (19,023)     (20,482)
                                                                           $ 37,873

                   See Accompanying Notes to Financial Statements

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                              2003        2002        2003        2002
Revenues:
  Rental income                            $   3,145   $  3,222    $   6,268   $   6,467
  Other income                                   469        323          834         811
      Total revenues                           3,614      3,545        7,102       7,278

Expenses:
  Operating                                    1,113      1,030        2,450       2,205
  General and administrative                     112        120          252         250
  Depreciation                                   948        893        1,893       1,770
  Interest                                     1,075        950        2,157       1,902
  Property taxes                                 214        210          427         421
      Total expenses                           3,462      3,203        7,179       6,548

Net income (loss)                          $     152   $    342    $     (77)  $     730

Net income (loss) allocated to general
  partner (3%)                             $       5   $     10    $      (2)  $      22
Net income (loss) allocated to
  limited partners (97%)                         147        332          (75)        708

                                           $     152   $    342    $     (77)  $     730

Net income (loss) per limited
  partnership unit                         $  259.72   $ 586.57    $ (132.51)  $1,250.88
Distributions per limited partnership
  unit                                     $1,510.60   $     --    $2,515.90   $      --

                   See Accompanying Notes to Financial Statements

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership     General      Limited
                                      Units        Partner      Partners      Total

Original capital contributions         566         $    --      $ 47,533     $ 47,533

Partners' deficit at
   December 31, 2002                   566         $(1,436)     $(17,524)    $(18,960)

Distributions to Partners                              (21)       (1,424)      (1,445)

Net loss for the six months
   ended June 30, 2003                  --              (2)          (75)         (77)



Partners' deficit
   at June 30, 2003                    566         $(1,459)    $ (19,023)    $(20,482)


                   See Accompanying Notes to Financial Statements

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2003         2002
Cash flows from operating activities:
  Net (loss) income                                               $ (77)       $ 730
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
    Depreciation                                                   1,893        1,770
    Amortization of loan costs                                        24           21
    Change in accounts:
      Receivables and deposits                                        44          (42)
      Other assets                                                  (139)        (159)
      Accounts payable                                                45          (74)
      Tenant security deposit liabilities                              8          (59)
      Accrued property taxes                                         426          421
      Other liabilities                                             (208)         253
       Net cash provided by operating activities                   2,016        2,861

Cash flows from investing activities:
  Property improvements and replacements                            (918)      (1,272)
  Net withdrawals from restricted escrows                            916           --
       Net cash used in investing activities                          (2)      (1,272)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (808)        (615)
  Advances from NHP                                                   --          156
  Payments on advances from NHP                                       --         (156)
  Distributions to partners                                       (1,445)          --
       Net cash used in financing activities                      (2,253)        (615)

Net (decrease) increase in cash and cash equivalents                (239)         974

Cash and cash equivalents at beginning of period                     914          249

Cash and cash equivalents at end of period                        $ 675       $ 1,223

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 2,133      $ 1,880

At  December  31,  2002  and  December  31,  2001,  property   improvements  and
replacements and accounts payable were adjusted by approximately  $639,000,  and
$1,078,000, respectively, for non-cash activity.

                   See Accompanying Notes to Financial Statements

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Winthrop
Financial Associates, A Limited Partnership (the "General Partner" or "WFA"). NHP Management Company ("NHP"), the associate general partner of the General Partner and an affiliate of Apartment Investment and Management Company
("AIMCO"), a publicly traded real estate investment trust, has the right to cause the General Partner to take such action as it deems advisable with respect to the Partnership. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on NHP and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee which is subject to a 6% annual increase. For 2003, the annual partnership and investor service fee is approximately $264,000.

During the six months ended June 30, 2003 and 2002, affiliates of NHP were entitled to receive 4% of gross receipts from the Partnership's investment property for providing property management services. The Partnership paid to such affiliates approximately $279,000 and $287,000 for the six months ended June 30, 2003 and 2002, respectively, which are included in operating expenses.

Affiliates of NHP received reimbursement of accountable administrative expenses amounting to approximately $321,000 and $411,000 for the six months ended June 30, 2003 and 2002, respectively, which are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of NHP of approximately $91,000 and $187,000 for the six months ended June 30, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property.

In accordance with the Partnership Agreement, NHP loaned the Partnership approximately $156,000 during the six months ended June 30, 2002 to cover capital improvements. Interest was charged at the prime rate plus 2%. Interest expense was approximately $1,000 for the six months ended June 30, 2002. The Partnership repaid the entire loan and accrued interest by June 30, 2002. There were no such loans extended to the Partnership during the six months ended June 30, 2003.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with NHP. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $167,000 and $202,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Contingencies

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's sole investment property is an apartment complex known as Riverside Park Apartments located in Fairfax County, Virginia. Average occupancy for the six months ended June 30, 2003 and 2002 was 95% and 96%, respectively.

Results of Operations

The Partnership's net loss for the six months ended June 30, 2003 was approximately $77,000 as compared to net income of approximately $730,000 for the six months ended June 30, 2002. The Partnership's net income for the three months ended June 30, 2003 was approximately $152,000 as compared to net income of approximately $342,000 for the three months ended June 30, 2002. The decrease in net income for the three months ended June 30, 2003 is due to an increase in total expenses, partially offset by an increase in total revenues. The decrease in net income for the six months ended June 30, 2003 is due to an increase in total expenses and a decrease in total revenues.

Total revenues decreased for the six months ended June 30, 2003 due to a decrease in rental income, partially offset by an increase in other income. Total revenues increased for the three months ended June 30, 2003 due to an increase in other income, partially offset by a decrease in rental income. Rental income decreased primarily due to decreases in occupancy and the average rental rate at the Partnership's investment property. Other income increased primarily due to increases in utility reimbursements, lease cancellation fees, and corporate housing income, partially offset by the receipt of insurance proceeds in 2002. For the six months ended June 30, 2003, the increase in other income was partially offset by a decrease in late charges, which remained relatively constant for the three months ended June 30, 2003.

The increase in total expenses for both the three and six months ended June 30, 2003 is due to increases in operating, depreciation and interest expenses. The increase in total expenses for the three months ended June 30, 2003 was partially offset by a decrease in general and administrative expenses, which remained relatively constant for the six months ended June 30, 2003. Property tax expense remained relatively constant for the comparable periods. Operating expenses increased primarily due to increases in utility, contract maintenance, and payroll related expenses. The increase in depreciation expense is due to property improvements and replacements placed into service during the past twelve months. The increase in interest expense is a result of a second mortgage obtained on the Partnership's investment property in 2002, which resulted in a larger debt balance (as discussed in "Liquidity and Capital Resources"), partially offset by scheduled principal payments resulting in a lower carrying balance of the first mortgage encumbering the property.

The decrease in general and administrative expenses for the three months ended June 30, 2003 is primarily due to a decrease in the management reimbursements to NHP and its affiliates allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2003 and 2002 are the annual partnership and investor service fee as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership had cash and cash equivalents of approximately $675,000, compared to approximately $1,223,000 at June 30, 2002. The decrease in cash and cash equivalents of approximately $239,000 from December 31, 2002 is due to approximately $2,253,000 of cash used in financing activities and approximately $2,000 of cash used in investing activities, partially offset by approximately $2,016,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment property and distributions to partners. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from an escrow account maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the six months ended June 30, 2003, the Partnership completed approximately $279,000 of capital improvements at the property, consisting
primarily  of  interior  improvements,   major  landscaping,   heating  and  air
conditioning upgrades, swimming pool upgrades, parking area resurfacing, and floor covering replacement. These improvements were funded from operations and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $267,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of HVAC upgrades, floor covering replacement and building improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first mortgage indebtedness of approximately $47,463,000 is being amortized over 240 months until the loan matures on July 1, 2020 at which time the loan is scheduled to be fully amortized. On August 2, 2002, the Partnership obtained a second mortgage loan on its investment property in the amount of $9,500,000. The second mortgage carries a stated interest rate of 6.50%. Principal and interest payments on the second mortgage of approximately $75,000 are due monthly until the loan matures in July 2020, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2003 and 2002 (in thousands, except per unit data):


                      Six Months      Per Limited       Six Months      Per Limited
                    Ended June 30,    Partnership     Ended June 30,    Partnership
                         2003             Unit             2002             Unit
Operations             $  347          $  595.41         $   --           $     --
Financing
Proceeds (1)            1,098           1,920.49             --                 --
  Total                $1,445          $2,515.90         $   --           $     --

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 382.91 limited partnership units (the "Units") in the Partnership representing 67.65% of the outstanding Units at June 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.65% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the associate general partner of the General Partner owes fiduciary duties to the limited partners of the Partnership, the associate general partner of the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder. As a result, the duties of the associate general partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the associate general partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 3.     Controls and Procedures

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the associate general partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the associate general partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Exhibit 31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2003.

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

                                    Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Riverside Park Associates Limited Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President of  NHP  Management
                                    Company, equivalent of the  chief  executive
                                    officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Riverside Park Associates Limited Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Riverside Park Associates Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.