Form 10QSB
period 2003-09-30
RIVERSIDE PARK ASSOCIATES LP
filed 2003-11-13
CIK 813812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2003



Assets
   Cash and cash equivalents                                                $ 1,001
   Receivables and deposits                                                     227
   Other assets                                                                 964
   Investment property:
       Land                                                   $ 6,357
       Buildings and related personal property                 78,667
                                                               85,024
       Less accumulated depreciation                          (49,809)       35,215
                                                                           $ 37,407
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 162
   Tenant security deposit liabilities                                          244
   Accrued property taxes                                                       217
   Other liabilities                                                            623
   Due to affiliate (Note B)                                                    274
   Mortgage notes payable                                                    56,332

Partners' Deficit:
   General partner                                            $ (1,458)
   Limited partners (566 units issued and outstanding)         (18,987)     (20,445)
                                                                           $ 37,407


                   See Accompanying Notes to Financial Statements

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                             Three Months Ended       Nine Months Ended
                                                September 30,           September 30,
                                              2003        2002        2003        2002
Revenues:
  Rental income                            $    3,176  $    3,111  $   9,444   $    9,578
  Other income                                    403         402      1,237        1,213
  Casualty gain (Note C)                           30          --         30           --
      Total revenues                            3,609       3,513     10,711       10,791

Expenses:
  Operating                                     1,240         984      3,690        3,189
  General and administrative                      124         116        376          366
  Depreciation                                    951         895      2,844        2,665
  Interest                                      1,059       1,038      3,216        2,940
  Property taxes                                  198         207        625          628
      Total expenses                            3,572       3,240     10,751        9,788

Net income (loss)                          $       37  $      273  $     (40)  $    1,003

Net income (loss) allocated to
  general partner (3%)                     $        1  $        8  $      (1)  $       30
Net income (loss) allocated to
  limited partners (97%)                           36         265        (39)         973

                                           $       37  $      273  $     (40)  $    1,003

Net income (loss) per limited
  partnership unit                         $    63.60  $   468.20  $  (68.90)  $ 1,719.08
Distributions per limited
  partnership unit                         $       --  $14,510.60  $2,515.90   $14,510.60


                   See Accompanying Notes to Financial Statements

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership     General      Limited
                                      Units        Partner      Partners      Total

Original capital contributions         566          $ --        $ 47,533     $ 47,533

Partners' deficit at
   December 31, 2002                   566         $(1,436)     $(17,524)    $(18,960)

Distributions to Partners               --             (21)       (1,424)      (1,445)

Net loss for the nine months
   ended September 30, 2003             --              (1)          (39)         (40)



Partners' deficit
   at September 30, 2003               566         $(1,458)    $ (18,987)    $(20,445)


                   See Accompanying Notes to Financial Statements

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2003       2002
Cash flows from operating activities:
  Net (loss) income                                              $ (40)      $ 1,003
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
    Depreciation                                                   2,844       2,665
    Amortization of loan costs                                        36          31
    Casualty gain                                                    (30)         --
    Change in accounts:
      Receivables and deposits                                        51         (90)
      Other assets                                                   (76)        (66)
      Accounts payable                                               (74)       (132)
      Tenant security deposit liabilities                             12         (58)
      Accrued property taxes                                         217         212
      Other liabilities                                             (245)        255
      Due to affiliate                                                17          --
       Net cash provided by operating activities                   2,712       3,820
Cash flows from investing activities:
  Property improvements and replacements                          (1,172)     (1,691)
  Net withdrawals from (deposits to) restricted escrows              916      (1,708)
  Insurance proceeds received                                         43          --
       Net cash used in investing activities                        (213)     (3,399)
Cash flows from financing activities:
  Payments on mortgage notes payable                              (1,224)       (931)
  Proceeds from mortgage note payable                                 --       9,500
  Loan costs paid                                                     --        (127)
  Advances from affiliate                                            407       1,899
  Payments on advances from affiliate                               (150)     (1,899)
  Distributions to partners                                       (1,445)     (8,300)
       Net cash (used in) provided by financing activities        (2,412)        142

Net increase in cash and cash equivalents                             87         563

Cash and cash equivalents at beginning of period                     914         249

Cash and cash equivalents at end of period                      $ 1,001       $ 812
Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 3,188      $ 2,863

At December  31,  2002,  September  30, 2002 and  December  31,  2001,  property
improvements   and   replacements   and  accounts   payable  were   adjusted  by
approximately  $639,000,  $139,000 and  $1,078,000,  respectively,  for non-cash activity.

                   See Accompanying Notes to Financial Statements

                   RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Winthrop
Financial Associates, A Limited Partnership (the "General Partner" or "WFA"). NHP Management Company ("NHP"), the associate general partner of the General Partner and an affiliate of Apartment Investment and Management Company
("AIMCO"), a publicly traded real estate investment trust, has the right to cause the General Partner to take such action as it deems advisable with respect to the Partnership. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

Affiliates of NHP are entitled to receive 4% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $421,000 and $426,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of NHP were eligible to receive reimbursement of accountable administrative expenses amounting to approximately $439,000 and $530,000 for the nine months ended September 30, 2003 and 2002, respectively, which are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of NHP of approximately $100,000 and $201,000 for the nine months ended September 30, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to the investment property. At September 30, 2003, approximately $16,000 was owed to affiliates for unpaid reimbursements and is included in due to affiliates on the accompanying balance sheet.

In accordance with the Partnership Agreement, NHP loaned the Partnership approximately $407,000 and $1,899,000 during the nine months ended September 30, 2003, and 2002, respectively, to cover property taxes and capital improvements, respectively. Interest is charged at the prime rate plus 2% (6.00% at September 30, 2003). Interest expense was approximately $1,000 for each of the nine months ended September 30, 2003 and 2002. The Partnership made payments of approximately $150,000 and $1,899,000 on the loans during the nine months ended September 30, 2003 and 2002, respectively, from operations and proceeds from the financing of a second mortgage, respectively. At September 30, 2003, the amount of loans and accrued interest outstanding was approximately $258,000 and is included in due to affiliates on the accompanying balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with NHP. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $167,000 and $202,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Event

In January 2003, Riverside Park Apartments experienced storm damage to two units. The property incurred damages of approximately $59,000. During the nine months ended September 30, 2003, the Partnership recognized a casualty gain of approximately $30,000 as a result of the receipt of insurance proceeds of approximately $43,000, offset by the write-off of the undepreciated damaged assets of approximately $13,000.

Note D - Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of NHP, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act
(FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of NHP the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's sole investment property is an apartment complex known as Riverside Park Apartments located in Fairfax County, Virginia. Average occupancy for the nine months ended September 30, 2003 and 2002 was 96% and 95%, respectively.

Results of Operations

The Partnership's net income (loss) for the three and nine months ended September 30, 2003 was approximately $37,000 and ($40,000), respectively, as compared to net income of approximately $273,000 and $1,003,000, respectively, for the three and nine months ended September 30, 2002. The decrease in net income for the three months ended September 30, 2003 is due to an increase in total expenses, partially offset by an increase in total revenues. The decrease in net income for the nine months ended September 30, 2003 is due to an increase in total expenses and a decrease in total revenues.

Total revenues increased for the three months ended September 30, 2003 due to an increase in rental income and the recognition of a casualty gain (as discussed below). Rental income increased primarily due to an increase in occupancy and a decrease in concessions, partially offset by a decrease in the average rental rate at the Partnership's investment property. Total revenues decreased for the nine months ended September 30, 2003 due to a decrease in rental income, partially offset an increase in other income and the recognition of a casualty gain. The decrease in rental income is due to a decrease in the average rental rate, partially offset by the increase in occupancy and reduced concessions at the Partnership's investment property. Other income increased for the nine months ended September 30, 2003 primarily due to increases in utility reimbursements, lease cancellation fees, and corporate housing income, partially offset by the receipt of insurance proceeds in 2002 and a decrease in late charges. Other income remained relatively constant for the three months ended September 30, 2003.

In January 2003, Riverside Park Apartments experienced storm damage to two units. The property incurred damages of approximately $59,000. During the nine months ended September 30, 2003, the Partnership recognized a casualty gain of approximately $30,000 as a result of the receipt of insurance proceeds of approximately $43,000, offset by the write-off of the undepreciated damaged assets of approximately $13,000.

The increase in total expenses for both the three and nine months ended September 30, 2003 is due to increases in operating, depreciation and interest expenses. Property tax and general and administrative expenses remained relatively constant for the comparable periods. Operating expenses increased primarily due to increases in utility, contract maintenance, advertising and payroll related expenses. The increase in depreciation expense is due to property improvements and replacements placed into service during the past twelve months. The increase in interest expense is a result of the second mortgage obtained on the Partnership's investment property during 2002, which resulted in a larger debt balance (as discussed in "Liquidity and Capital Resources"), partially offset by scheduled principal payments resulting in a lower carrying balance of the first mortgage encumbering the property.

Included in general and administrative expenses for the three and nine months ended September 30, 2003 and 2002 are management reimbursements to NHP and its affiliates allowed under the Partnership Agreement, and the annual partnership and investor service fee as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

As part of the ongoing business plan of the Partnership, NHP monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, NHP attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, NHP may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that NHP will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $1,001,000, compared to approximately $812,000 at September 30, 2002. The increase in cash and cash equivalents of approximately $87,000 from December 31, 2002 is due to approximately $2,712,000 of cash provided by operating activities, partially offset by approximately $2,412,000 of cash used in financing activities and approximately $213,000 of cash used in investing activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment property, payments on advances from NHP and distributions to partners, partially offset by an advance from NHP. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from an escrow account maintained by the mortgage lender and insurance proceeds received related to the casualty at Riverside Park Apartments. The Partnership invests its working capital in interest bearing accounts.

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

During the nine months ended September 30, 2003, the Partnership completed approximately $533,000 of capital improvements at the property, consisting primarily of air conditioning upgrades, structural improvements, swimming pool upgrades, parking area resurfacing, water heater upgrades, major landscaping, interior improvements, appliance and floor covering replacements, and construction related to the storm damage, as discussed in "Results of Operations". These improvements were funded from operations, replacement reserves and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $52,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of HVAC upgrades and floor covering replacement. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first mortgage indebtedness encumbering Riverside Park Apartments of approximately $47,122,000 is being amortized over 240 months until the loan matures on July 1, 2020 at which time the loan is scheduled to be fully amortized. On August 2, 2002, the Partnership obtained a second mortgage loan on its investment property in the amount of $9,500,000. The second mortgage carries a stated interest rate of 6.50%. Principal and interest payments on the second mortgage of approximately $75,000 are due monthly until the loan matures in July 2020, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):


                     Nine Months                       Nine Months
                        Ended         Per Limited         Ended         Per Limited
                    September 30,     Partnership     September 30,     Partnership
                         2003             Unit             2002             Unit
Operations              $  347         $  595.41         $  180           $   307.42
Financing
Proceeds (1)            1,098           1,920.49          8,120            14,203.18
  Total                $1,445          $2,515.90         $8,300           $14,510.60

(1) From proceeds from the second mortgage loan obtained in August 2002.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturities, refinancing and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 382.91 limited partnership units (the "Units") in the Partnership representing 67.65% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.65% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the associate general partner of the General Partner owes fiduciary duties to the limited partners of the Partnership, the associate general partner of the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder. As a result, the duties of the associate general partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the associate general partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of NHP, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act
(FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of NHP the claims will not result in any material liability to the Partnership.

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

               Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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

                                    Date: November 12, 2003

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

Date:  November 12, 2003

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

Date:  November 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Riverside Park Associates Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.