Form 10KSB
period 2003-12-31
RIVERSIDE PARK ASSOCIATES LP
filed 2004-03-29
CIK 813812

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $14,200,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2003. No market exists for the limited partnership interests of the Registrant; and therefore, no aggregate market value can be determined.

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

The Registrant was initially capitalized with a capital contribution from the General Partner in the amount of $99. The Registrant raised an additional $47,532,600 in capital contributions through an offering of 566 units of limited partnership interest (the "Units") in the Registrant. At March 30, 1987, subscriptions for all 566 Units had been received by the Registrant and investors subscribed for such Units had been admitted to the Registrant as limited partners (the "Limited Partners").

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

                               Date of           Type of
          Property             Purchase         Ownership              Use

Riverside Park Apartments      05/15/86  Fee ownership subject     Apartment
 Fairfax County, Virginia                 to first and second      1,229 units
                                          mortgages

Schedule of Property

Set  forth  below  is  the  gross  carrying  value,  accumulated   depreciation,
depreciable life, method of depreciation and Federal tax basis for the Property:


                          Gross
                        Carrying    Accumulated                             Federal
                          Value     Depreciation      Rate      Method     Tax Basis
                             (in thousands)                              (in thousands)

Riverside Park
 Apartments              $85,204      $50,762       5-30 yrs      S/L      $ 23,628

See "Note A - Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7 - Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's investment property:


                     Principal                                          Principal
                     Balance At                                          Balance
                    December 31,   Interest     Period     Maturity       Due At
Property                2003         Rate      Amortized     Date        Maturity
                   (in thousands)                                     (in thousands)
Riverside Park
  Apartments
  1st mortgage        $46,774        7.64%     20 years    07/01/20      $ -- (1)
       mortgage
  2nd mortgage          9,135        6.50%    214 months   07/01/20         -- (1)
                      $55,909                                          $    --

(1) The loans are scheduled to be fully amortized at their maturity.

The mortgage loans require prepayment penalties if repaid prior to 180 days before maturity.

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

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2003 and 2002:

                                   Average Annual             Average Annual
                                     Rental Rate                Occupancy
                                     (per unit)
          Property               2003           2002         2003        2002

Riverside Park Apartments       $10,822       $10,994        96%         95%

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

    Schedule of Real Estate Taxes and Rates

    Real estate taxes and rate for 2003:

                                       2003         2003
                                     Billing        Rate
                                 (in thousands)

Riverside Park Apartments              $815        1.16%

Capital Improvements

During the year ended December 31, 2003, the Partnership completed approximately $718,000 of capital improvements at the property, consisting primarily of air conditioning upgrades, structural improvements, swimming pool upgrades, parking area resurfacing, water heater upgrades, heating upgrades, floor covering and appliance replacements, and construction related to the storm damage, as discussed in "Item 6. Management's Discussion and Analysis or Plan of Operation". These improvements were funded from operations, replacement reserves, and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $676,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The capital improvements planned for 2004 at the Partnership's property will be made only to the extent of cash available from operations and Partnership reserves.

Item 3.     Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of NHP, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act
(FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

NHP does not  anticipate  that any costs to the  Partnership,  whether  legal or
settlement   costs,   associated   with  this  case  will  be  material  to  the
Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2003.

                                     PART II


Item 5. Market for Registrant's Units of Limited Partnership and Related Partner Matters

As of December 31, 2003, there were 276 holders of record of the 566 limited partnership units (the "Units"). No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. As of December 31, 2003, affiliates of AIMCO owned 382.91 Units of limited partnership interest or 67.65%.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2002 and 2003.

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/02 - 12/31/02               $ 8,455 (1)        $14,782.69
       01/01/03 - 12/31/03               $ 1,445 (2)        $ 2,515.90

(1) Consists of approximately $180,000 (approximately $174,000 to the limited partners or $307.42 per limited partnership unit) from operations, and approximately $8,275,000 (approximately $8,193,000 to the limited partners or $14,475.27 per limited partnership unit) from financing proceeds. (See "Item 6. Management's Discussion and Analysis or Plan of Operation" for more details).

(2) Consists of approximately $347,000 (approximately $337,000 to the limited partners or $595.41 per limited partnership unit) from operations, and approximately $1,098,000 (approximately $1,087,000 to the limited partners or $1,920.49 per limited partnership unit) from financing proceeds.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturities, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2004 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 382.91 limited partnership units in the Partnership representing 67.65% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.65% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the associate general partner of the General Partner owes fiduciary duties to the limited partners of the Partnership, the associate general partner of the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder. As a result, the duties of the associate general partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the associate general partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 2003 was approximately $114,000, as compared to net income of approximately $950,000 for the year ended December 31, 2002. The decrease in net income is due to an increase in total expenses. Total revenues remained relatively constant for the comparable periods.

The increase in total expenses is due to increases in operating, general and administrative, depreciation, and interest expenses, partially offset by a slight decrease in property tax expense. The increase in operating expenses is primarily due to increases in utility costs, contract maintenance, advertising and payroll related expenses. The increase in depreciation expense is due to property improvements and replacements placed into service during the past twelve months. The increase in interest expense is a result of the second mortgage obtained on the Partnership's investment property during 2002, which resulted in a larger debt balance (as discussed in "Liquidity and Capital Resources"), partially offset by scheduled principal payments resulting in a lower carrying balance of the first mortgage encumbering the property. The decrease in property tax expense is due to a decrease in the tax rate, partially offset by an increase in the assessed value of the property.

The increase in general and administrative expenses for the year ended December 31, 2003 is primarily due to an increase in the annual partnership and investor service fee as allowed under the Partnership Agreement. Included in general and administrative expenses for the years ended December 31, 2003 and 2002 are management reimbursements to NHP and its affiliates as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies, and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Total revenues remained relatively constant for the comparable periods as a decrease in rental income was offset by the recognition of a casualty gain (as discussed below). Other income remained relatively constant for the comparable periods. The decrease in rental income is primarily due to a decrease in the average rental rate and an increase in bad debt expense, partially offset by an increase in occupancy and reduced concessions at the Partnership's investment property.

In January 2003, Riverside Park Apartments experienced storm damage to two units. The property incurred damages of approximately $63,000. During the year ended December 31, 2003, the Partnership recognized a casualty gain of approximately $41,000 as a result of the receipt of insurance proceeds of approximately $56,000, offset by the write-off of the undepreciated damaged assets of approximately $15,000.

As part of the ongoing business plan of the Partnership, NHP monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, NHP attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.
However, NHP may use rental concessions and rental reductions to offset softening market conditions, accordingly, there is no guarantee that NHP will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $973,000, compared to approximately $914,000 at December 31, 2002. The increase in cash and cash equivalents of approximately $59,000 is due to approximately $3,520,000 of cash provided by operating activities, partially offset by approximately $3,092,000 of cash used in financing activities and approximately $369,000 of cash used in investing activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment property, payments on advances from NHP and distributions to partners, partially offset by an advance from NHP. Cash used in investing activities consisted of property improvement and replacements, partially offset by net receipts from an escrow account maintained by the mortgage lender and insurance proceeds received related to the casualty at Riverside Park Apartments. The Partnership invests its working capital in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership, and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit, and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year, and currently expects to budget approximately $676,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first mortgage indebtedness of approximately $46,774,000 is being amortized over 240 months until the loan matures on July 1, 2020 at which time the loan is scheduled to be fully amortized. On August 2, 2002, the Partnership obtained a second mortgage loan on its investment property in the amount of $9,500,000. The second mortgage carries a stated interest rate of 6.50%. Principal and interest payments on the second mortgage of approximately $75,000 are due monthly until the loan matures in July 2020, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):


                         Year             Per              Year             Per
                        Ended           Limited           Ended           Limited
                     December 31,     Partnership      December 31,     Partnership
                         2003             Unit             2002             Unit
Financing
Proceeds (1)           $1,098          $ 1,920.49        $8,275          $14,475.27
Operations                347              595.41           180              307.42
  Total                $1,445          $ 2,515.90        $8,455          $14,782.69

(1) From proceeds from the second mortgage loan obtained in August 2002.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturities, refinancing and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in the year 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 382.91 limited partnership units in the Partnership representing 67.65% of the outstanding Units at December 31, 2003. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.65% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the associate general partner of the General Partner owes fiduciary duties to the limited partners of the Partnership, the associate general partner of the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder. As a result, the duties of the associate general partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the associate general partner to AIMCO, as its sole stockholder.

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

Impairment of Long-Lived Assets

The Partnership's investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of the property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's asset.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS



      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2003

      Statements of Operations - Years ended December 31, 2003 and 2002

      Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

      Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Financial Statements

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS




The Partners
Riverside Park Associates Limited Partnership

We have audited the accompanying balance sheet of Riverside Park Associates Limited Partnership as of December 31, 2003, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverside Park Associates Limited Partnership at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 27, 2004

                Riverside Park Associates Limited Partnership

                                  Balance Sheet
                        (in thousands, except unit data)

                                December 31, 2003



Assets
  Cash and cash equivalents                                                  $ 973
  Receivables and deposits                                                       197
  Other assets                                                                   871
  Investment property (Notes B & C):
   Land                                                        $ 6,357
   Buildings and related personal property                       78,847
                                                                 85,204
   Less accumulated depreciation                                (50,762)      34,442
                                                                            $ 36,483
Liabilities and Partners' Deficit
Liabilities:
  Accounts payable                                                           $ 210
  Tenant security deposit liabilities                                            236
  Other liabilities                                                              647
  Mortgage notes payable (Note B)                                             55,909

Partners' Deficit:
  General partner                                              $ (1,460)
  Limited partners (566 units issued and outstanding)           (19,059)     (20,519)
                                                                            $ 36,483

                See Accompanying Notes to Financial Statements

                Riverside Park Associates Limited Partnership

                            Statements of Operations
                      (in thousands, except per unit data)




                                                         Years Ended December 31,
                                                            2003          2002
 Revenues:
   Rental income                                          $ 12,603      $ 12,631
   Other income                                               1,556         1,564
   Casualty gain (Note F)                                        41            --

    Total revenues                                           14,200        14,195

 Expenses:
   Operating                                                  4,907         4,318
   General and administrative                                   513           489
   Depreciation                                               3,800         3,580
   Interest                                                   4,277         4,028
   Property taxes                                               817           830

    Total expenses                                           14,314        13,245

 Net (loss) income                                         $ (114)        $ 950

 Net (loss) income allocated to general partner (3%)        $ (3)         $ 28
 Net (loss) income allocated to limited partners (97%)         (111)          922
                                                           $ (114)        $ 950

 Net (loss) income per limited partnership unit          $ (196.11)    $ 1,628.98

 Distributions per limited partnership unit              $ 2,515.90    $14,782.69


                See Accompanying Notes to Financial Statements

                Riverside Park Associates Limited Partnership

                  StatementS of Changes in Partners' Deficit
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General     Limited
                                        Units        Partner     Partners     Total

Original capital contributions           566          $ --      $ 47,533     $ 47,533

Partners' deficit at
   December 31, 2001                     566         $(1,376)   $(10,079)    $(11,455)

Distributions to partners                 --             (88)     (8,367)      (8,455)

Net income for the year ended
   December 31, 2002                      --              28         922          950

Partners' deficit at
   December 31, 2002                     566          (1,436)    (17,524)     (18,960)

Distributions to partners                 --             (21)     (1,424)      (1,445)

Net loss for the year ended
   December 31, 2003                      --              (3)       (111)        (114)

Partners' deficit at
   December 31, 2003                     566         $(1,460)   $(19,059)    $(20,519)



                See Accompanying Notes to Financial Statements

26
                Riverside Park Associates Limited Partnership

                            Statements of Cash Flows
                                 (in thousands)


                                                                     Years Ended
                                                                    December 31,
                                                                    2003      2002
Cash flows from operating activities:
  Net (loss) income                                              $ (114)      $ 950
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
    Depreciation                                                   3,800       3,580
    Amortization of loan costs                                        48          43
    Casualty gain                                                    (41)         --
    Change in accounts:
      Receivables and deposits                                        81        (136)
      Other assets                                                     5          (9)
      Accounts payable                                               (42)         31
      Tenant security deposit liabilities                              4         (62)
      Other liabilities                                             (221)        207
       Net cash provided by operating activities                   3,520       4,604

Cash flows from investing activities:
  Property improvements and replacements                          (1,341)     (2,617)
  Net withdrawals from (deposits to) restricted escrows              916        (916)
  Insurance proceeds received                                         56          --
       Net cash used in investing activities                        (369)     (3,533)

Cash flows from financing activities:
  Payments on mortgage notes payable                              (1,647)     (1,324)
  Proceeds from mortgage note payable                                 --       9,500
  Loan costs paid                                                     --        (127)
  Advances from affiliate                                            407       1,899
  Payments on advances from affiliate                               (407)     (1,899)
  Distributions to partners                                       (1,445)     (8,455)
       Net cash used in financing activities                      (3,092)       (406)

Net increase in cash and cash equivalents                             59         665

Cash and cash equivalents at beginning of year                       914         249

Cash and cash equivalents at end of year                         $ 973        $ 914

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 4,239      $ 3,942

At December 31, 2003, 2002 and 2001, property  improvements and replacements and
accounts   payable  were  adjusted  by  approximately   $16,000,   $639,000  and
$1,078,000, respectively, for non cash activity.

                See Accompanying Notes to Financial Statements


                Riverside Park AssociateS Limited Partnership

                          Notes to Financial Statements

                                December 31, 2003


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

Investment Property:

Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Cost of investment property that has been permanently impaired has been written down to appraised value. No adjustment for impairment of value was recorded for the years ended December 31, 2003 and 2002.

Depreciation:

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27.5 years and (2) personal property additions over 5 years.

Loan and Other Mortgage-Related Costs:

Loan and other mortgage-related costs of approximately $952,000, net of accumulated amortization of approximately $153,000, are included in other assets and are being amortized using the straight-line method over the life of the respective loans. Amortization expense for 2003 was approximately $48,000 and is included in interest expense. Amortization expense is expected to be approximately $48,000 for each of the years 2004 through 2008.

Leases:

The Partnership generally leases its apartment units for terms of twelve months or less. The Partnership recognizes income attributable to leases monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the Partnership's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

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

Fair Value of Financial Instruments:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity at the Partnership's incremental borrowing rate, was approximately $61,039,000.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $823,000 at December 31, 2003 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the apartment and is current on rental payments.

Advertising Costs:

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $130,000 and $109,000 for the years ended December 31, 2003 and 2002, respectively.

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

Note B - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:


                     Principal      Monthly                             Principal
                     Balance At     Payment      Stated                  Balance
                    December 31,   Including    Interest   Maturity       Due At
Property                2003        Interest      Rate       Date        Maturity
                   (in thousands)                                     (in thousands)
Riverside Park
  Apartments
  1st mortgage        $46,774        $ 415       7.64%     07/01/20        $ --
       mortgage
  2nd mortgage          9,135            75      6.50%     07/01/20           --
                      $55,909        $ 490                                   $
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

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2003, are as follows (in thousands):

      2004       $ 1,774
      2005         1,911
      2006         2,058
      2007         2,216
      2008         2,387
   Thereafter
                45,563
                 $55,909

Note C - Investment Property and Accumulated Depreciation

                                       Initial Cost
                                      To Partnership
                                      (in thousands)
                                                Buildings           Cost
                                               and Related      Capitalized
                                                 Personal      Subsequent to
   Description      Encumbrances     Land        Property       Acquisition
                   (in thousands)                              (in thousands)

 Riverside Park
 Apartments           $55,909       $6,357       $52,768          $26,079


                   Gross Amount At Which Carried
                       At December 31, 2003
                          (in thousands)
                             Buildings
                                And
                              Personal              Accumulated      Date    Depreciable
   Description       Land     Property    Total    Depreciation    Acquired      Life
                                                  (in thousands)
 Riverside Park
 Apartments        $ 6,357    $78,847    $85,204      $50,762      05/15/86    5-30 yrs

Reconciliation of investment property and accumulated depreciation:

                                             Years Ended December 31,
                                               2003             2002
                                                    (in thousands)
Investment Property
Balance at beginning of year                 $84,529          $82,351
    Property improvements                        718            2,178
    Disposal of property                         (43)              --
Balance at end of year                       $85,204          $84,529

Accumulated Depreciation
Balance at beginning of year                 $46,990          $43,410
    Additions charged to expense               3,800            3,580
    Disposal of property                         (28)              --
Balance at end of year                       $50,762          $46,990

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002 is approximately $85,191,000 and $84,530,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002, is approximately $61,563,000 and $58,183,000, respectively.

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reportable in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable income (in thousands, except per unit data):

                                         Years Ended December 31,
                                            2003         2002

 Net (loss) income as reported            $    (114)   $     950
 Depreciation differences                       420          205
 Deferred revenue                               (69)         (23)
 Other                                         (184)         288
 Federal taxable income                   $      53    $   1,420
 Federal taxable income per
   limited partnership unit               $   90.73    $2,433.57

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2003 (in thousands):

Partners' deficit for financial statement         $(20,519)
  purposes
Accumulated depreciation                           (10,801)
Deferred revenue                                        15
Syndication costs                                    5,636
Other                                                  434
Partners' deficit for Federal income tax
  purposes                                        $(25,235)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on NHP and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase. For 2003 and 2002, the annual partnership and investor service fee was approximately $264,000 and $249,000, respectively.

Affiliates  of NHP are  entitled  to  receive  4% of  gross  receipts  from  the
Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $566,000 and $570,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of NHP were eligible to receive reimbursement of accountable administrative expenses amounting to approximately $564,000 and $754,000 for the years ended December 31, 2003 and 2002, respectively, which are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of NHP of approximately $100,000 and $321,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property. At December 31, 2003, approximately $15,000 was owed to affiliates for unpaid reimbursements and is included in other liabilities on the accompanying balance sheet.

In accordance with the Partnership Agreement, NHP loaned the Partnership approximately $407,000 and $1,899,000 during the years ended December 31, 2003 and 2002, respectively, to cover property taxes and capital improvements, respectively. Interest was charged at the prime rate plus 2% (6.00% at December 31, 2003). Interest expense was approximately $4,000 and $1,000 for the years ended December 31, 2003 and 2002, respectively. The Partnership repaid the loans during the years ended December 31, 2003 and 2002, respectively, from operations and the 2002 proceeds from the financing of a second mortgage. There were no outstanding loans or associated accrued interest owed at December 31, 2003.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with NHP. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $167,000 and $202,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 382.91 limited partnership units in the Partnership representing 67.65% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.65% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the associate general partner of the General Partner owes fiduciary duties to the limited partners of the Partnership, the associate general partner of the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder. As a result, the duties of the associate general partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the associate general partner to AIMCO, as its sole stockholder.

Note F - Casualty Event

In January 2003, Riverside Park Apartments experienced storm damage of approximately $63,000 to two units. During the year ended December 31, 2003, the Partnership recognized a casualty gain of approximately $41,000 as a result of the receipt of insurance proceeds of approximately $56,000, offset by the write-off of the undepreciated damaged assets of approximately $15,000.

Note F - Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of NHP, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act
(FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

NHP does not  anticipate  that any costs to the  Partnership,  whether  legal or
settlement   costs,   associated   with  this  case  will  be  material  to  the
Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Riverside Park Associates Limited Partnership (the "Partnership" or the "Registrant") has no directors or officers. On October 28, 1997, IPT I LLC ("IPT I") was admitted as an associate general partner of the General Partner. Subsequently, IPT I assigned its interest to NHP Management Company ("NHP"), an affiliated company. Pursuant to the terms of the Second Amended and Restated Agreement of Limited Partnership of the General Partner, NHP has the right to cause the General Partner to take such action as it deems necessary in connection with the activities of the Registrant.

As of December 31, 2003, the names of the director and officers of NHP and the position held by each of them, are as follows:

Martha L. Long                   44   Director and Senior Vice President
Harry G. Alcock                  41   Executive Vice President
Miles Cortez                     60   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                40   Executive Vice President
Paul J. McAuliffe                47   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 41   Senior Vice President and Chief Accounting
                                      Officer

Martha L. Long has been a Director and Senior Vice President of NHP since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and NHP. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of NHP in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of NHP in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of NHP in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of NHP since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of NHP in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

Except as indicated above, neither the Registrant, NHP nor the General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the director and officers of the General Partner.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The director and officers of NHP with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such director and officers that is posted on AIMCO's website
(www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

The Registrant is not required to and did not pay any compensation to the director or officers of NHP during the year ended December 31, 2003.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person or entity which is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by the director and by all directors and officers of the General Partner as a group as of December 31, 2003.



                     Entity                          Number of Units      Percentage

AIMCO Properties LP                                       182.25            32.20%
  (an affiliate of AIMCO)
Insignia Financial Group, Inc.                            200.66            35.45%
   (an affiliate of AIMCO)

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

Insignia Financial Group, Inc. is indirectly ultimately controlled by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina, 29602.

No director or officer of NHP owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on NHP and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase. For 2003 and 2002, the annual partnership and investor service fee was approximately $264,000 and $249,000, respectively.

Affiliates  of NHP are  entitled  to  receive  4% of  gross  receipts  from  the
Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $566,000 and $570,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of NHP were eligible to receive reimbursement of accountable administrative expenses amounting to approximately $564,000 and $754,000 for the years ended December 31, 2003 and 2002, respectively, which are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of NHP of approximately $100,000 and $321,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property. At December 31, 2003, approximately $15,000 was owed to affiliates for unpaid reimbursements and is included in other liabilities on the balance sheet included in "Item 7. Financial Statements".

In accordance with the Partnership Agreement, NHP loaned the Partnership approximately $407,000 and $1,899,000 during the years ended December 31, 2003 and 2002, respectively, to cover property taxes and capital improvements, respectively. Interest was charged at the prime rate plus 2% (6.00% at December 31, 2003). Interest expense was approximately $4,000 and $1,000 for the years ended December 31, 2003 and 2002, respectively. The Partnership repaid the loans during the years ended December 31, 2003 and 2002, respectively, from operations and the 2002 proceeds from the financing of a second mortgage. There were no outstanding loans or associated accrued interest owed at December 31, 2003.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with NHP. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $167,000 and $202,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 382.91 limited partnership units (the "Units") in the Partnership representing 67.65% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.65% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the associate general partner of the General Partner owes fiduciary duties to the limited partners of the Partnership, the associate general partner of the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder. As a result, the duties of the associate general partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the associate general partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

(a) Exhibits:

            See Exhibit Index.

      (b) Reports on Form 8-K:

            Current Report on Form 8-K dated December 18, 2003 and filed on December 29, 2003 disclosing the Redemption and Contribution Agreement entered into between NHP Management Company and Winthrop Financial Associates.

Item 14.    Principal Accountant Fees and Services

NHP has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $32,000 for both 2003 and 2002.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $6,000 and $8,000, respectively.

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


                                    RIVERSIDE PARK ASSOCIATES LIMITED
                                   PARTNERSHIP


                                    By:   WINTHROP FINANCIAL ASSOCIATES,
                                          A LIMITED PARTNERSHIP,
                                          General Partner

                                    By:   NHP Management Company,
                                          Associate General Partner

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President

                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer

                                    Date: March 29, 2004

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Martha L. Long             Senior Vice President         Date: March 29, 2004
Martha L. Long                and Director

/s/Thomas M. Herzog           Senior Vice President         Date: March 29, 2004
Thomas M. Herzog              and Chief Accounting Officer

                Riverside Park Associates Limited Partnership

                                Index to Exhibits


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

   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________

(1) Incorporated by reference to the Exhibits to the Registrant's Annual Report filed on Form 10-K, on March 30, 1988.

(2) Incorporated by reference to the Exhibits to the Registrant's Annual Report filed on Form 10-KSB, on March 28, 2001.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date:  March 29, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice  President  of NHP  Management
                                    Company,    equivalent    of   the   chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date:  March 29, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice President and Chief
                                    Accounting Officer of NHP Management
                                    Company, equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Riverside Park Associates Limited Partnership (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.