Form 10QSB
period 2004-03-31
RIVERSIDE PARK ASSOCIATES LP
filed 2004-05-13
CIK 813812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2004



Assets
   Cash and cash equivalents                                                $ 1,071
   Receivables and deposits                                                     159
   Other assets                                                               1,126
   Investment property:
       Land                                                   $ 6,357
       Buildings and related personal property                 78,960
                                                              85,317
       Less accumulated depreciation                          (51,723)       33,594
                                                                           $ 35,950
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 63
   Tenant security deposit liabilities                                          228
   Accrued property taxes                                                       212
   Other liabilities                                                            561
   Mortgage notes payable                                                    55,477

Partners' Deficit:
   General partner                                            $ (1,462)
   Limited partners (566 units issued and outstanding)         (19,129)     (20,591)
                                                                           $ 35,950


                See Accompanying Notes to Financial Statements

                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                                                  Three Months Ended
                                                                       March 31,
                                                                  2004          2003
Revenues:
   Rental income                                               $   3,079      $   3,123
   Other income                                                      363            365
       Total revenues                                              3,442          3,488

Expenses:
   Operating                                                       1,169          1,337
   General and administrative                                        121            140
   Depreciation                                                      961            945
   Interest                                                        1,051          1,082
   Property taxes                                                    212            213
       Total expenses                                              3,514          3,717

Net loss                                                       $     (72)     $    (229)

Net loss allocated to general partner (3%)                     $      (2)     $      (7)
Net loss allocated to limited partners (97%)                         (70)          (222)
                                                               $     (72)     $    (229)

Net loss per limited partnership unit                          $ (123.67)     $ (392.23)

Distributions per limited partnership unit                     $      --      $1,005.30


                See Accompanying Notes to Financial Statements


                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)






                                     Limited
                                   Partnership     General      Limited
                                      Units        Partner      Partners      Total

Original capital contributions         566          $ --        $ 47,533     $ 47,533

Partners' deficit at
   December 31, 2003                   566         $(1,460)     $(19,059)    $(20,519)

Net loss for the three months
   ended March 31, 2004                 --              (2)          (70)         (72)



Partners' deficit
   at March 31, 2004                   566         $(1,462)    $ (19,129)    $(20,591)



                See Accompanying Notes to Financial Statements

                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                     2004      2003
Cash flows from operating activities:
  Net loss                                                      $    (72)    $   (229)
  Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation                                                     961          945
    Amortization of loan costs                                        12           12
    Change in accounts:
        Receivables and deposits                                      38           52
        Other assets                                                (267)          18
        Accounts payable                                            (131)          94
        Tenant security deposit liabilities                           (8)          11
        Accrued property taxes                                       212          213
        Other liabilities                                            (86)        (159)
           Net cash provided by operating activities                 659          957

Cash flows from investing activities:
    Property improvements and replacements                          (129)        (742)
    Net withdrawals from restricted escrows                           --          574
           Net cash used in investing activities                    (129)        (168)

Cash flows from financing activities:
    Payments on mortgage notes payable                              (432)        (401)
    Distributions to partners                                         --         (575)
           Net cash used in financing activities                    (432)        (976)

Net increase (decrease) in cash and cash equivalents                  98         (187)

Cash and cash equivalents at beginning of period                     973          914

Cash and cash equivalents at end of period                      $  1,071     $    727

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $  1,039     $  1,070

At December  31,  2003 and 2002,  property  improvements  and  replacements  and
accounts   payable  were  adjusted  by   approximately   $16,000  and  $639,000,
respectively, for non-cash activity.

                See Accompanying Notes to Financial Statements

                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
Note A - Basis of Presentation

The accompanying unaudited financial statements of Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership at March 31, 2004 was Winthrop Financial Associates, A Limited Partnership (the "General Partner" or "WFA"). NHP Management Company ("NHP"), the associate general partner of the General Partner and an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, has the right to cause the General Partner to take such action as it deems advisable with respect to the Partnership. On April 22, 2004, WFA sold its general partner interest to AIMCO/Riverside Park Associates GP, LLC, a Delaware limited liability company ("AIMCO GP"), and an affiliate of AIMCO (see Note D). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on NHP and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase. For 2004 and 2003, the annual partnership and investor service fee is estimated at approximately $279,000 and $264,000, respectively.

Affiliates  of NHP are  entitled  to  receive  4% of  gross  receipts  from  the
Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $137,000 for both the three months ended March 31, 2004 and 2003, which is included in operating expenses.

Affiliates of NHP were eligible to receive reimbursement of accountable administrative expenses amounting to approximately $112,000 and $221,000 for the three months ended March 31, 2004 and 2003, respectively, which are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of NHP of approximately $91,000 for the three months ended March 31, 2003. There were no such fees incurred during the three months ended March 31, 2004. The construction management service fees are calculated based on a percentage of current additions to investment property. At March 31, 2004, approximately $14,000 was owed to affiliates for unpaid reimbursements and is included in other liabilities on the accompanying Balance Sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with NHP. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $110,000. The Partnership was charged approximately $167,000 for 2003.

Note C - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of NHP, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act
(FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of NHP. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

NHP does not  anticipate  that any costs to the  Partnership,  whether  legal or
settlement   costs,   associated   with  this  case  will  be  material  to  the
Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, NHP does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

Note D - Subsequent Event

On March 23, 2004, the Partnership advised its limited partners that on or about April 22, 2004, Winthrop Financial Associates, A Limited Partnership would withdraw as the general partner of the Partnership and that AIMCO/Riverside Park Associates GP, LLC, a Delaware limited liability company ("AIMCO GP"), would become the substitute general partner of the Partnership. Affiliates of AIMCO GP hold sufficient limited partner units to approve this substitution. However, Winthrop Financial Associates and AIMCO GP agreed not to consummate the replacement if Limited Partners holding a majority of the Units held by Limited Partners who are not affiliates of the AIMCO GP objected in writing to the replacement. At the close of business on April 22, 2004, less than a majority of the Units held by Limited Partners who are not affiliates of the AIMCO GP had objected to the replacement. Accordingly, the replacement of Winthrop Financial Associates by AIMCO GP as the general partner of the Partnership will be effected during the second quarter of 2004. As indicated above, an affiliate of the AIMCO GP has effectively had the right to control the day to day operations of the Partnership since October 1998. Accordingly, the replacement is not expected to have a material effect on the operations of the Partnership.

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

The Partnership's sole asset is a 1,229 unit apartment complex known as Riverside Park Apartments located in Fairfax County, Virginia. Average occupancy for the three months ended March 31, 2004 and 2003 was 94% and 95%, respectively.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, NHP monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, NHP attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, NHP may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that NHP will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2004 was approximately $72,000 as compared to approximately $229,000 for the three months ended March 31, 2003. The decrease in net loss is due to a decrease in total expenses, partially offset by a decrease in total revenues. The decrease in total expenses is due to decreases in operating, interest and general and administrative expenses, partially offset by an increase in depreciation expense. Property tax expense remained relatively constant for the comparable periods. Operating expenses decreased primarily due to decreases in utility, snow removal, and contract maintenance expenses at the Partnership's investment property. Interest expense decreased due to scheduled principal payments resulting in a lower carrying balance of the mortgages encumbering the property. Depreciation expense increased due to property improvements and replacements placed into service at the property during the past twelve months.

General and administrative expenses decreased due to a decrease in management reimbursements to NHP and its affiliates as allowed under the Partnership Agreement. Included in general and administrative expenses for the three months ended March 31, 2004 and 2003 are the annual partnership and investor service fee as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The decrease in total revenues is primarily due to a decrease in rental income. Other income remained relatively constant for the comparable periods. Rental income decreased primarily due to a decrease in occupancy at the Partnership's investment property.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $1,071,000, compared to approximately $727,000 at March 31, 2003. The increase in cash and cash equivalents of approximately $98,000, from December 31, 2003, is due to approximately $659,000 of cash provided by operating activities, partially offset by approximately $432,000 of cash used in financing activities and approximately $129,000 of cash used in investing activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2004, the Partnership completed approximately $113,000 of capital improvements at the property, consisting primarily of water heater upgrades, fitness equipment, and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $590,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of parking area upgrades, swimming pool upgrades, security equipment, lighting upgrades, HVAC upgrades, and floor covering replacement. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first mortgage indebtedness of approximately $46,419,000 is being amortized over 240 months until the loan matures on July 1, 2020 at which time the loan is scheduled to be fully amortized. The second mortgage indebtedness of approximately $9,058,000 is being amortized over 214 months until the loan matures on July 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003 (in thousands, except per unit data):


                     Three Months         Per          Three Months         Per
                        Ended           Limited           Ended           Limited
                      March 31,       Partnership       March 31,       Partnership
                         2004             Unit             2003             Unit
Financing
Proceeds (1)           $   --          $      --         $  575            $1,005.30

(1) From proceeds from the second mortgage loan obtained in August 2002.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturities, refinancing and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 382.91 limited partnership units (the "Units") in the Partnership representing 67.65% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.65% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the associate general partner of the General Partner owes fiduciary duties to the limited partners of the Partnership, the associate general partner of the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder. As a result, the duties of the associate general partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the associate general partner to AIMCO, as its sole stockholder.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.
(b)

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of NHP, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act
(FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of NHP. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

NHP does not  anticipate  that any costs to the  Partnership,  whether  legal or
settlement   costs,   associated   with  this  case  will  be  material  to  the
Partnership's overall operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDRES

On March 23, 2004, the Partnership advised its limited partners that on or about April 22, 2004, Winthrop Financial Associates, A Limited Partnership would withdraw as the general partner of the Partnership and that AIMCO/Riverside Park Associates GP, LLC, a Delaware limited liability company ("AIMCO GP"), would become the substitute general partner of the Partnership. Affiliates of AIMCO GP hold sufficient limited partner units to approve this substitution. However, Winthrop Financial Associates and AIMCO GP agreed not to consummate the replacement if Limited Partners holding a majority of the Units held by Limited Partners who are not affiliates of the AIMCO GP objected in writing to the replacement. At the close of business on April 22, 2004, less than a majority of the Units held by Limited Partners who are not affiliates of the AIMCO GP had objected to the replacement. Accordingly, the replacement of Winthrop Financial Associates by AIMCO GP as the general partner of the Partnership will be effected during the second quarter of 2004. As indicated above, an affiliate of the AIMCO GP has effectively had the right to control the day to day operations of the Partnership since October 1998. Accordingly, the replacement is not expected to have a material effect on the operations of the Partnership.

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

                  Exhibit         32.1  Certification   Pursuant  to  18  U.S.C.
                                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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

                                    Date: May 13, 2004

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

Date:  May 13, 2004

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

Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Riverside Park Associates Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.