Form 10QSB
period 2004-06-30
RIVERSIDE PARK ASSOCIATES LP
filed 2004-08-13
CIK 813812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004



Assets
   Cash and cash equivalents                                                 $ 524
   Receivables and deposits                                                     173
   Other assets                                                               1,038
   Investment property:
       Land                                                   $ 6,357
       Buildings and related personal property                 79,347
                                                               85,704
       Less accumulated depreciation                          (52,684)       33,020
                                                                           $ 34,755
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 315
   Tenant security deposit liabilities                                          228
   Accrued property taxes                                                       424
   Other liabilities                                                            619
   Mortgage notes payable                                                    55,038

Partners' Deficit:
   General partner                                            $ (1,501)
   Limited partners (566 units issued and outstanding)         (20,368)     (21,869)
                                                                           $ 34,755

                See Accompanying Notes to Financial Statements

                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                              2004        2003        2004        2003
Revenues:
  Rental income                            $   3,101   $   3,145   $   6,180   $   6,268
  Other income                                   414         469         777         834
      Total revenues                           3,515       3,614       6,957       7,102

Expenses:
  Operating                                    1,262       1,113       2,431       2,450
  General and administrative                     130         112         251         252
  Depreciation                                   961         948       1,922       1,893
  Interest                                     1,043       1,075       2,094       2,157
  Property taxes                                 212         214         424         427
      Total expenses                           3,608       3,462       7,122       7,179

Net (loss) income                          $     (93)  $     152   $    (165)  $     (77)

Net (loss) income allocated to general
  partner (3%)                             $      (3)  $       5   $      (5)  $      (2)
Net (loss) income allocated to
  limited partners (97%)                         (90)        147        (160)        (75)

                                           $     (93)  $     152   $    (165)  $     (77)

Net (loss) income per limited
  partnership unit                         $ (159.01)  $  259.72   $ (282.69)  $ (132.51)
Distributions per limited partnership
  unit                                     $2,030.04   $1,510.60   $2,030.04   $2,515.90

                See Accompanying Notes to Financial Statements

                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership     General      Limited
                                      Units        Partner      Partners      Total

Original capital contributions         566          $ --        $ 47,533     $ 47,533

Partners' deficit at
   December 31, 2003                   566         $(1,460)     $(19,059)    $(20,519)

Distribution to Partners                               (36)       (1,149)      (1,185)

Net loss for the six months
   ended June 30, 2004                  --              (5)         (160)        (165)

Partners' deficit
   at June 30, 2004                    566         $(1,501)    $ (20,368)    $(21,869)


                See Accompanying Notes to Financial Statements


                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2004         2003
Cash flows from operating activities:
  Net loss                                                       $ (165)       $ (77)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation                                                   1,922        1,893
    Amortization of loan costs                                        24           24
    Change in accounts:
      Receivables and deposits                                        24           44
      Other assets                                                  (191)        (139)
      Accounts payable                                               121           45
      Tenant security deposit liabilities                             (8)           8
      Accrued property taxes                                         424          426
      Other liabilities                                              (28)        (208)
       Net cash provided by operating activities                   2,123        2,016

Cash flows from investing activities:
  Property improvements and replacements                            (516)        (918)
  Net withdrawals from restricted escrows                             --          916
       Net cash used in investing activities                        (516)          (2)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (871)        (808)
  Distributions to partners                                       (1,185)      (1,445)
       Net cash used in financing activities                      (2,056)      (2,253)

Net decrease in cash and cash equivalents                           (449)        (239)

Cash and cash equivalents at beginning of period                     973          914

Cash and cash equivalents at end of period                        $ 524        $ 675

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 2,070      $ 2,133

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

                See Accompanying Notes to Financial Statements

                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of AIMCO/Riverside Park Associates GP, LLC ("AIMCO GP" or "General Partner"), a wholly-owned subsidiary of NHP Management Company ("NHP"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003. AIMCO GP is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

On December 11, 2003, NHP, a Delaware corporation, entered into a Redemption and Contribution Agreement (the "Agreement") with Winthrop Financial Associates, A Limited Partnership, a Maryland limited partnership ("Winthrop"), which was the previous general partner of the Partnership, with respect to the acquisition of its general partner interest in the Partnership (the "GP Interest").

As of the time of the execution of the Agreement and until such time as the transfer of the GP Interest from Winthrop to AIMCO GP was effective, NHP was vested with the authority to, subject to certain limitations, cause Winthrop to take such actions as it deems necessary and advisable in connection with the activities of the Partnership. The transfer of the GP Interest from Winthrop to AIMCO GP became effective on April 30, 2004. As used herein, the term "General Partner" shall mean Winthrop, with respect to matters occurring prior to April 30, 2004 and AIMCO GP for matters occurring from and after April 30, 2004.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on NHP and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payment of asset management fees to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase. For 2004 and 2003, the annual partnership and investor service fee is estimated at approximately $279,000 and $264,000, respectively.

Affiliates  of NHP are  entitled  to  receive  4% of  gross  receipts  from  the
Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $276,000 and $279,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses.

Affiliates of NHP received reimbursement of accountable administrative expenses amounting to approximately $226,000 and $321,000 for the six months ended June 30, 2004 and 2003, respectively, which are included in general and administrative expenses and investment property. These amounts include the annual partnership and investor service fee discussed above. Also included in these amounts are fees related to construction management services provided by an affiliate of NHP of approximately $91,000 for the six months ended June 30, 2003. There were no such fees incurred during the six months ended June 30, 2004. The construction management service fees are calculated based on a percentage of current additions to investment property.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with NHP. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $110,000 and $167,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of NHP, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of NHP. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, NHP does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, NHP does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The Partnership's sole asset is a 1,229 unit apartment complex known as Riverside Park Apartments located in Fairfax County, Virginia. Average occupancy for the six months ended June 30, 2004 and 2003 was 93% and 95%, respectively.

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

Results of Operations

The Partnership's net loss for the six months ended June 30, 2004 was approximately $165,000 as compared to a net loss of approximately $77,000 for the six months ended June 30, 2003. The Partnership's net loss for the three months ended June 30, 2004 was approximately $93,000 as compared to net income of approximately $152,000 for the three months ended June 30, 2003.

The increase in net loss for the three months ended June 30, 2004 is due to an increase in total expenses and a decrease in total revenues. The increase in net loss for the six months ended June 30, 2004 is due to a decrease in total revenues, partially offset by a decrease in total expenses. The increase in total expenses for the three months ended June 30, 2004 is due to increases in operating, depreciation, and general and administrative expenses, partially offset by a decrease in interest expense. The increase in operating expenses for the three months ended June 30, 2004 is primarily due to increases in utilities, contract maintenance expenses, and payroll related expenses at the Partnership's investment property. General and administrative expenses increased for the three months ended June 30, 2004 primarily due to an increase in management reimbursements to NHP and its affiliates as allowed under the Partnership Agreement and increased professional fees associated with the administration of the Partnership. Included in general and administrative expenses for the three and six months ended June 30, 2004 and 2003 are the annual partnership and investor service fee as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included in general and administrative expenses for the three and six months ended June 30, 2004 and 2003.

The decrease in total expenses for the six months ended June 30, 2004 is due to decreases in both operating and interest expenses, partially offset by an increase in depreciation expense. General and administrative expenses remained relatively constant for the six months ended June 30, 2004. Property tax expense remained relatively constant for both the three and six months ended June 30, 2004. The decrease in operating expenses for the six months ended June 30, 2004 is primarily due to decreases in snow removal and utility expenses, partially offset by an increase in payroll related expenses, at the Partnership's investment property. The decrease in interest expense for both periods is due to scheduled principal payments resulting in a lower carrying balance of the mortgages encumbering the property. Depreciation expense increased for both the three and six months ended June 30, 2004 as a result of property improvements and replacements placed into service during the past twelve months.

The decrease in total revenues for both the three and six months ended June 30, 2004 is due to decreases in both rental and other income. Rental income decreased primarily due to a decrease in occupancy, partially offset by an increase in the average rental rate, at the Partnership's investment property. Other income decreased due to decreases in utility reimbursements and lease cancellation fees at the property.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $524,000, compared to approximately $675,000 at June 30, 2003. The decrease in cash and cash equivalents of approximately $449,000, from December 31, 2003, is due to approximately $2,056,000 of cash used in financing activities and approximately $516,000 of cash used in investing activities, partially offset by approximately $2,123,000 of cash provided by operating activities. Cash used in financing activities consisted of a distribution to partners and payments of principal made on the mortgages encumbering the Partnership's investment property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership, and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit, and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

During the six months ended June 30, 2004, the Partnership completed approximately $500,000 of capital improvements at the property, consisting primarily of air conditioning upgrades, water heater upgrades, swimming pool enhancements, parking area upgrades, roof replacement, fitness and security equipment, and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional
$257,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first mortgage indebtedness of approximately $46,058,000 is being amortized over 240 months until the loan matures on July 1, 2020 at which time the loan is scheduled to be fully amortized. The second mortgage indebtedness of approximately $8,980,000 is being amortized over 214 months until the loan matures on July 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands, except per unit data):


                      Six Months          Per           Six Months          Per
                        Ended           Limited           Ended           Limited
                       June 30,       Partnership        June 30,       Partnership
                         2004             Unit             2003             Unit
Operations              $1,185         $2,030.04           $ 347          $  595.41
Financing
 Proceeds (1)              --                 --           1,098           1,920.49
  Total                $1,185          $2,030.04          $1,445          $2,515.90

(1) From proceeds from the second mortgage loan obtained in August 2002.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturities, refinancing and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 382.91 limited partnership units (the "Units") in the Partnership representing 67.65% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.65% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Item 3.     Controls and Procedures

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of NHP, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of NHP. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, NHP does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  See Exhibit Index.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

                  Current Report on Form 8-K dated April 30, 2004 and filed on May 21, 2004, disclosing the transfer of ownership of the general partnership interest in the Partnership.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    RIVERSIDE PARK ASSOCIATES LIMITED
                                   PARTNERSHIP


                                    By:   AIMCO/Riverside Park Associates GP,
                                          LLC,
                                          A Delaware Limited Liability
                                          Company,
                                          General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                    Date: August 12, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 12, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of
                                    AIMCO/Riverside Park
                                    Associates GP, LLC,
                                    equivalent of the chief
                                    executive officer of the
                                    Partnership

Exhibit 31.2
                                  CERTIFICATION

I, Stephen B. Waters, certify that:


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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.
Date:  August 12, 2004
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of
                                    AIMCO/Riverside Park
                                    Associates GP, LLC,
                                    equivalent of the chief
                                    financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Riverside Park Associates Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.