Form 10QSB
period 2004-09-30
RIVERSIDE PARK ASSOCIATES LP
filed 2004-11-15
CIK 813812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2004



Assets
   Cash and cash equivalents                                                 $ 617
   Receivables and deposits                                                     164
   Other assets                                                                 988
   Investment property:
       Land                                                   $ 6,357
       Buildings and related personal property                 79,585
                                                               85,942
       Less accumulated depreciation                          (53,648)       32,294
                                                                           $ 34,063
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 318
   Tenant security deposit liabilities                                          240
   Accrued property taxes                                                       212
   Other liabilities                                                            579
   Mortgage notes payable                                                    54,591

Partners' Deficit:
   General partner                                            $ (1,501)
   Limited partners (566 units issued and outstanding)         (20,376)     (21,877)
                                                                           $ 34,063

                See Accompanying Notes to Financial Statements

                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                              Three Months Ended       Nine Months Ended
                                                September 30,            September 30,
                                               2004        2003        2004        2003
Revenues:
  Rental income                            $    3,273   $    3,176  $   9,453   $   9,444
  Other income                                    406          403      1,183       1,237
  Casualty gain (Note C)                           --           30         --          30
      Total revenues                            3,679        3,609     10,636      10,711

Expenses:
  Operating                                     1,324        1,240      3,755       3,690
  General and administrative                      116          124        367         376
  Depreciation                                    964          951      2,886       2,844
  Interest                                      1,035        1,059      3,129       3,216
  Property taxes                                  248          198        672         625
      Total expenses                            3,687        3,572     10,809      10,751

Net (loss) income                          $       (8)  $       37  $    (173)  $     (40)

Net income (loss) allocated to
  general partner (3%)                     $       --   $        1  $      (5)  $      (1)
Net (loss) income allocated to
  limited partners (97%)                           (8)          36       (168)        (39)

                                           $       (8)  $       37  $    (173)  $     (40)

Net (loss) income per limited
  partnership unit                         $   (14.13)  $    63.60  $ (296.82)  $  (68.90)
Distributions per limited
  partnership unit                         $       --   $       --  $2,030.04   $2,515.90

                See Accompanying Notes to Financial Statements

                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)






                                     Limited
                                   Partnership     General      Limited
                                      Units        Partner      Partners      Total

Original capital contributions         566          $ --        $ 47,533     $ 47,533

Partners' deficit at
   December 31, 2003                   566         $(1,460)     $(19,059)    $(20,519)

Distributions to partners               --             (36)       (1,149)      (1,185)

Net loss for the nine months
   ended September 30, 2004             --              (5)         (168)        (173)



Partners' deficit
   at September 30, 2004               566         $(1,501)    $ (20,376)    $(21,877)

                See Accompanying Notes to Financial Statements

                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2004       2003
Cash flows from operating activities:
  Net loss                                                       $ (173)      $ (40)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation                                                   2,886       2,844
    Amortization of loan costs                                        36          36
    Casualty gain                                                     --         (30)
    Change in accounts:
      Receivables and deposits                                        33          51
      Other assets                                                  (153)        (76)
      Accounts payable                                               124         (74)
      Tenant security deposit liabilities                              4          12
      Accrued property taxes                                         212         217
      Other liabilities                                              (68)       (245)
      Due to affiliate                                                --          17
       Net cash provided by operating activities                   2,901       2,712

Cash flows from investing activities:
  Property improvements and replacements                            (754)     (1,172)
  Net withdrawals from restricted escrows                             --         916
  Insurance proceeds received                                         --          43
       Net cash used in investing activities                        (754)       (213)

Cash flows from financing activities:
  Payments on mortgage notes payable                              (1,318)     (1,224)
  Advances from affiliate                                             --         407
  Payments on advances from affiliate                                 --        (150)
  Distributions to partners                                       (1,185)     (1,445)
       Net cash used in financing activities                      (2,503)     (2,412)

Net (decrease) increase in cash and cash equivalents                (356)         87

Cash and cash equivalents at beginning of period                     973         914

Cash and cash equivalents at end of period                       $ 617       $ 1,001

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 3,093      $ 3,188

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

                See Accompanying Notes to Financial Statements


                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



Note A - Basis of Presentation

The accompanying unaudited financial statements of Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of AIMCO/Riverside Park Associates GP, LLC ("AIMCO GP" or "General Partner"), a wholly-owned subsidiary of NHP Management Company ("NHP"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. AIMCO GP and NHP are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on NHP and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payment of asset management fees to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase. For 2004 and 2003, the annual partnership and investor service fee is estimated at approximately $279,000 and $264,000, respectively.

Affiliates  of NHP are  entitled  to  receive  4% of  gross  receipts  from  the
Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $420,000 and $421,000 for the nine months ended September 30, 2004 and 2003, respectively, which are included in operating expenses.

Affiliates of NHP received reimbursement of accountable administrative expenses amounting to approximately $329,000 and $439,000 for the nine months ended September 30, 2004 and 2003, respectively, which are included in general and administrative expenses and investment property. These amounts include the annual partnership and investor service fee discussed above. Also included in these amounts are fees related to construction management services provided by an affiliate of NHP of approximately $1,000 and $100,000 for the nine months ended September 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with NHP. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $160,000 and $167,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Note D - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of NHP, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of NHP. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, NHP does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, NHP does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's sole asset is a 1,229 unit apartment complex known as Riverside Park Apartments located in Fairfax County, Virginia. Average occupancy for the nine months ended September 30, 2004 and 2003 was 94% and 96%, respectively.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, NHP monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, NHP attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, NHP may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that NHP will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2004 was approximately $8,000 and $173,000, respectively, as compared to net income of approximately $37,000 and net loss of approximately $40,000 for the three and nine months ended September 30, 2003, respectively.

The decrease in net income for the three months ended September 30, 2004 is due to an increase in total expenses, partially offset by an increase in total revenues. The increase in net loss for the nine months ended September 30, 2004 is due to a decrease in total revenues and an increase in total expenses. The increase in total expenses for both periods is due to increases in operating, depreciation and property tax expenses, partially offset by decreases in both interest and general and administrative expenses. The increase in operating expenses is primarily due to increases in utility and payroll related expenses at the Partnership's investment property. Depreciation expense increased as a result of property improvements and replacements placed into service at the property during the past twelve months. Property tax expense increased primarily as a result of an increase in the assessed value of the property. The decrease in interest expense for both the three and nine months ended September 30, 2004 is due to scheduled principal payments resulting in a lower carrying balance of the mortgages encumbering the property. General and administrative expenses decreased for both periods primarily due to a decrease in management reimbursements to NHP and its affiliates as allowed under the Partnership Agreement. Included in general and administrative expenses for both the three and nine months ended September 30, 2004 and 2003 are the annual partnership and investor service fee as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses for the three and nine months ended September 30, 2004 and 2003.

The increase in total revenues for the three months ended September 30, 2004 is due to an increase in rental income, partially offset by a decrease in the recognition of a casualty gain (as discussed below). Other income remained relatively constant for the three months ended September 30, 2004. The decrease in total revenues for the nine months ended September 30, 2004 is due to decreases in other income and the recognition of a casualty gain, partially offset by an increase in rental income. Rental income increased for both periods due to an increase in the average rental rate and reduced bad debt expense, partially offset by a decrease in occupancy at the Partnership's investment property. Other income decreased for the nine months ended September 30, 2004 primarily due to decreases in utility reimbursements, lease cancellation fees and corporate housing revenue at the Partnership's investment property.

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

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $617,000, compared to approximately $1,001,000 at September 30, 2003. The decrease in cash and cash equivalents of approximately $356,000, from December 31, 2003, is due to approximately $2,503,000 of cash used in financing activities and approximately $754,000 of cash used in investing activities, partially offset by approximately $2,901,000 of cash provided by operating activities. Cash used in financing activities consisted of a distribution to partners and payments of principal made on the mortgages encumbering the Partnership's investment property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership, and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit, and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.

During the nine months ended September 30, 2004, the Partnership completed approximately $738,000 of capital improvements at the property, consisting primarily of heating and air conditioning unit upgrades, water heater upgrades, swimming pool enhancements, parking area upgrades, roof replacement, signage, cabinet upgrades, major landscaping, structural improvements, exterior painting, fitness and security equipment, and floor covering and appliance replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $85,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first mortgage indebtedness of approximately $45,690,000 is being amortized over 240 months until the loan matures on July 1, 2020 at which time the loan is scheduled to be fully amortized. The second mortgage indebtedness of approximately $8,901,000 is being amortized over 214 months until the loan matures on July 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                   Nine Months Ended   Per Limited    Nine Months Ended   Per Limited
                     September 30,     Partnership      September 30,     Partnership
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

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, refinancing and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 382.91 limited partnership units (the "Units") in the Partnership representing 67.65% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.65% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of NHP, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of NHP. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, NHP does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 6.     EXHIBITS


            See Exhibit Index.

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


                                    Date: November 15, 2004

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

   10(e) Multifamily Note dated June 29, 2000, between Riverside Park Associates Limited Partnership, a Delaware limited partnership, and Reilly Mortgage Group, Inc., a District of Columbia corporation. (1)

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

Date:  November 15, 2004
                                  /s/Martha L. Long
                                  Martha L. Long
                                  Senior Vice President of
                                  AIMCO/Riverside Park Associates
                                  GP, LLC, equivalent of the chief
                                  executive officer of the
                                  Partnership

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

Date:  November 15, 2004
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of
                                    AIMCO/Riverside Park
                                    Associates GP, LLC,
                                    equivalent of the chief
                                    financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Riverside Park Associates Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 15, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 15, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.