Form 10KSB
period 2004-12-31
RIVERSIDE PARK ASSOCIATES LP
filed 2005-03-18
CIK 813812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $14,320,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2004. No market exists for the limited partnership interests of the Registrant; and therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.  Description of Business

Riverside Park Associates Limited Partnership (the "Registrant" or "Partnership") was formed on May 14, 1986 pursuant to the Delaware Revised Uniform Limited Partnership Act for the purpose of operating and holding for investment an apartment complex known as "Riverside Park". The general partner of the Registrant is AIMCO/Riverside Park Associates GP, LLC ("AIMCO" or the "General Partner"), a wholly owned subsidiary of NHP Management Company ("NHP"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. On December 11, 2003, NHP, a Delaware corporation, entered into a Redemption and Contribution Agreement (the "Agreement") with Winthrop Financial Associates, A Limited Partnership, a Maryland limited partnership ("Winthrop"), which was the previous general partner of the Partnership, with respect to the acquisition of its general partner interest in the Partnership (the "GP Interest"). As of the time of the execution of the Agreement and until such time as the transfer of the GP Interest from Winthrop to AIMCO GP was effective, NHP was vested with the authority to, subject to certain limitations, cause Winthrop to take such actions as it deems necessary and advisable in connection with the activities of the Partnership. The transfer of the GP Interest from Winthrop to AIMCO GP became effective on April 30, 2004. As used herein, the term "General Partner" shall mean Winthrop, with respect to matters occurring prior to April 30, 2004 and AIMCO GP for matters occurring from and after April 30, 2004. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

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

The Registrant has no employees. Management and administrative services are performed by NHP and by agents retained by NHP and its affiliates. An affiliate of NHP provided such property management services for the residential property for the years ended December 31, 2004 and 2003.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's property. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. NHP does not anticipate that these costs will have a negative effect on the Partnership's financial condition or results of operations.

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

                               Date of           Type of
          Property             Purchase         Ownership              Use

Riverside Park Apartments      05/15/86  Fee ownership subject     Apartment
 Fairfax County, Virginia                 to first and second      1,229 units
                                          mortgages

Schedule of Property

Set  forth  below  is  the  gross  carrying  value,  accumulated   depreciation,
depreciable life, method of depreciation and Federal tax basis for the Property:

                          Gross
                        Carrying    Accumulated    Depreciable              Federal
                          Value     Depreciation      Life      Method     Tax Basis
                             (in thousands)                              (in thousands)

Riverside Park
 Apartments              $86,858      $54,614       5-30 yrs      S/L      $ 21,684

See "Note A - Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7 - Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's investment property:

                     Principal                                          Principal
                     Balance At                                          Balance
                    December 31,   Interest     Period     Maturity       Due At
Property                2004         Rate      Amortized     Date        Maturity
                   (in thousands)                                     (in thousands)
Riverside Park
  Apartments
  1st mortgage        $45,315        7.64%     20 years    07/01/20      $ -- (1)
  2nd mortgage          8,820        6.50%    214 months   07/01/20         -- (1)
                      $54,135                                            $  --

(1)  The fixed rate loans are scheduled to be fully amortized at their maturity.

The mortgage loans require prepayment penalties if repaid prior to 180 days before maturity.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2004 and 2003 were as follows:

                                   Average Annual             Average Annual
                                     Rental Rate                Occupancy
                                     (per unit)
          Property               2004           2003         2004        2003

Riverside Park Apartments       $10,989       $10,804        95%         96%

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

    Schedule of Real Estate Taxes and Rates

    Real estate taxes and rate for 2004 were as follows:

                                       2004         2004
                                     Billing        Rate
                                 (in thousands)

Riverside Park Apartments              $920        1.13%

Capital Improvements

During the year ended December 31, 2004, the Partnership completed approximately $1,654,000 of capital improvements at the property, consisting primarily of air conditioning upgrades, structural improvements, swimming pool upgrades, parking area resurfacing, water heater upgrades, HVAC upgrades, signage, roof replacement, interior and exterior building improvements, elevator upgrades, major landscaping, exterior painting, fitness and security equipment, and appliance and floor covering replacements. These improvements were funded from operations and an advance from an affiliate of NHP. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The Partnership expects to begin a major redevelopment project at the property in order for it to remain competitive with other properties in the Fairfax area. Based on current redevelopment plans, NHP expects to begin the redevelopment in June 2005 with an estimated completion date of February 2009 at a total cost of approximately $80,000,000. The redevelopment is expected to consist of renovation and appliance upgrades to each unit and the addition of a new clubhouse and fitness center. The Partnership expects to fund the redevelopments from operations and advances from an affiliate of NHP. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The additional capital improvements planned for 2005 at the Partnership's property will be made only to the extent of cash available from operations, Partnership reserves or advances from an affiliate of NHP. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2004.

                                     PART II


Item 5. Market for Registrant's Units of Limited Partnership and Related Partner Matters

As of December 31, 2004, there were 276 holders of record of the 566 limited partnership units (the "Units"). No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. As of December 31, 2004, affiliates of AIMCO owned 382.91 Units or 67.65%.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                         Year             Per              Year             Per
                        Ended           Limited           Ended           Limited
                     December 31,     Partnership      December 31,     Partnership
                         2004             Unit             2003             Unit
Financing
Proceeds (1)           $   --          $       --        $1,098          $ 1,920.49
Operations              1,185            2,030.04           347              595.41
  Total                $1,185          $ 2,030.04        $1,445          $ 2,515.90

(1) From proceeds from the second mortgage loan obtained in August 2002.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, refinancings and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2005 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 382.91 Units in the Partnership representing 67.65% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.65% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership's net loss for the year ended December 31, 2004 was approximately $5,000, as compared to a net loss of approximately $114,000 for the year ended December 31, 2003. The decrease in net loss is due to an increase in total revenues, partially offset by an increase in total expenses. The increase in total revenues is due to increases in both rental and other income, partially offset by the recognition of casualty gain in 2003 (as discussed below). The increase in rental income is primarily due to an increase in the average rental rate and reduced bad debt expense, partially offset by the decrease in occupancy at the Partnership's investment property. The increase in other income is primarily due to increases in utility and laundry income, partially offset by a decrease in corporate housing revenue at the property.

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

The increase in total expenses is due to increases in both property tax and depreciation expense, partially offset by decreases in both interest and general and administrative expenses. Operating expenses remained relatively constant for the comparable periods. Property tax expense increased primarily as a result of an increase in the assessed value of the property. Depreciation expense increased as a result of property improvements and replacements placed into service at the property during the past twelve months. The decrease in interest expense is primarily a result of scheduled principal payments resulting in a lower carrying balance of the mortgages encumbering the property. General and administrative expenses decreased primarily due to decreases in management reimbursements to NHP and its affiliates as allowed under the Partnership Agreement and audit fees, partially offset by an increase in professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for both the years ended December 31, 2004 and 2003 are the annual partnership and investor service fee as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $576,000, compared to approximately $973,000 at December 31, 2003. The decrease in cash and cash equivalents of approximately $397,000 is due to approximately $2,672,000 of cash used in financing activities and approximately $1,356,000 of cash used in investing activities, partially offset by approximately $3,631,000 of cash provided by operating activities. Cash used in financing activities consisted of a distribution to partners and payments of principal made on the mortgages encumbering the Partnership's investment property, partially offset by an advance from an affiliate of NHP. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership, and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit, and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership expects to begin a major redevelopment at the property in order for it to remain competitive with other properties in the Fairfax area. Based on current redevelopment plans, NHP expects to begin the redevelopment in June 2005 with an estimated completion date of February 2009 at a total cost of approximately $80,000,000. The redevelopment is expected to consist of renovation and appliance upgrades to each unit and the addition of a new clubhouse and fitness center. The Partnership expects to fund the redevelopments from operations and advances from an affiliate of NHP. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of NHP. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first mortgage indebtedness of approximately $45,315,000 is being amortized over 240 months until the loan matures on July 1, 2020 at which time the loan is scheduled to be fully amortized. The second mortgage indebtedness of approximately $8,820,000 is being amortized over 214 months until the loan matures on July 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                         Year             Per              Year             Per
                        Ended           Limited           Ended           Limited
                     December 31,     Partnership      December 31,     Partnership
                         2004             Unit             2003             Unit
Financing
Proceeds (1)           $   --          $       --        $1,098          $ 1,920.49
Operations              1,185            2,030.04           347              595.41
  Total                $1,185          $ 2,030.04        $1,445          $ 2,515.90

(1) From proceeds from the second mortgage loan obtained in August 2002.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, refinancings and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 382.91 Units in the Partnership representing 67.65% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.65% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS



      Report of Independent Registered Public Accounting Firm

      Balance Sheet - December 31, 2004

      Statements of Operations - Years ended December 31, 2004 and 2003

      Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Financial Statements

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




The Partners
Riverside Park Associates Limited Partnership

We have audited the accompanying balance sheet of Riverside Park Associates Limited Partnership as of December 31, 2004, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverside Park Associates Limited Partnership at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 10, 2005

                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004



Assets
  Cash and cash equivalents                                                  $ 576
  Receivables and deposits                                                       206
  Other assets                                                                   890
  Investment property (Notes B and C):
   Land                                                        $ 6,357
   Buildings and related personal property                       80,501
                                                                 86,858
   Less accumulated depreciation                                (54,614)      32,244
                                                                            $ 33,916
Liabilities and Partners' Deficit
Liabilities:
  Accounts payable                                                           $ 318
  Tenant security deposit liabilities                                            221
  Other liabilities                                                              601
  Due to affiliates (Note E)                                                     350
  Mortgage notes payable (Note B)                                             54,135

Partners' Deficit:
  General partner                                              $ (1,496)
  Limited partners (566 units issued and outstanding)           (20,213)     (21,709)
                                                                            $ 33,916

                See Accompanying Notes to Financial Statements

                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                         Years Ended December 31,
                                                            2004          2003
 Revenues:
   Rental income                                          $ 12,708      $ 12,603
   Other income                                               1,612         1,556
   Casualty gain (Note F)                                        --            41

    Total revenues                                           14,320        14,200

 Expenses:
   Operating                                                  4,902         4,907
   General and administrative                                   498           513
   Depreciation                                               3,852         3,800
   Interest                                                   4,151         4,277
   Property taxes                                               922           817

    Total expenses                                           14,325        14,314

 Net loss (Note D)                                          $ (5)        $ (114)

 Net loss allocated to general partner (3%)                 $ --          $ (3)
 Net loss allocated to limited partners (97%)                    (5)         (111)
                                                            $ (5)        $ (114)

 Net loss per limited partnership unit                    $ (8.83)      $ (196.11)

 Distributions per limited partnership unit              $ 2,030.04    $ 2,515.90


                See Accompanying Notes to Financial Statements

                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                  STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General     Limited
                                        Units        Partner     Partners     Total

Original capital contributions           566          $ --      $ 47,533     $ 47,533

Partners' deficit at
   December 31, 2002                     566         $(1,436)   $(17,524)    $(18,960)

Distributions to partners                 --             (21)     (1,424)      (1,445)

Net loss for the year ended
   December 31, 2003                      --              (3)       (111)        (114)

Partners' deficit at
   December 31, 2003                     566          (1,460)    (19,059)     (20,519)

Distributions to partners                 --             (36)     (1,149)      (1,185)

Net loss for the year ended
   December 31, 2004                      --              --          (5)          (5)

Partners' deficit at
   December 31, 2004                     566         $(1,496)   $(20,213)    $(21,709)

                See Accompanying Notes to Financial Statements

                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     Years Ended
                                                                    December 31,
                                                                    2004       2003
Cash flows from operating activities:
  Net loss                                                        $ (5)       $ (114)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation                                                   3,852       3,800
    Amortization of loan costs                                        48          48
    Casualty gain                                                     --         (41)
    Change in accounts:
      Receivables and deposits                                        (9)         81
      Other assets                                                   (67)          5
      Accounts payable                                              (190)        (42)
      Tenant security deposit liabilities                            (15)          4
      Other liabilities                                              (46)       (221)
      Due to affiliates                                               63          --
       Net cash provided by operating activities                   3,631       3,520

Cash flows from investing activities:
  Property improvements and replacements                          (1,356)     (1,341)
  Net withdrawals from restricted escrows                             --         916
  Insurance proceeds received                                         --          56
       Net cash used in investing activities                      (1,356)       (369)

Cash flows from financing activities:
  Payments on mortgage notes payable                              (1,774)     (1,647)
  Advances from affiliate                                            287         407
  Payments on advances from affiliate                                 --        (407)
  Distributions to partners                                       (1,185)     (1,445)
       Net cash used in financing activities                      (2,672)     (3,092)

Net (decrease) increase in cash and cash equivalents                (397)         59

Cash and cash equivalents at beginning of year                       973         914

Cash and cash equivalents at end of year                         $ 576        $ 973

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 4,108      $ 4,239

At December 31, 2004, 2003 and 2002, property improvements and replacements and accounts payable were adjusted by approximately $314,000, $16,000 and $639,000, respectively, for non-cash activity.

                See Accompanying Notes to Financial Statements

                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                December 31, 2004

Note A - Organization and Summary of Significant Accounting Policies

Organization:

Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant"), a Delaware limited partnership, was formed on May 14, 1986 to operate and hold for investment a three-building apartment complex known as Riverside Park. The Partnership will terminate on December 31, 2035 unless terminated prior to such date. The general partner of the Partnership is AIMCO/Riverside Park Associates GP, LLC ("AIMCO GP" or the "General Partner"), a wholly owned subsidiary of NHP Management Company ("NHP"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. On December 11, 2003, NHP, a Delaware corporation, entered into a Redemption and Contribution Agreement (the "Agreement") with Winthrop Financial Associates, A Limited Partnership, a Maryland limited partnership ("Winthrop"), which was the previous general partner of the Partnership, with respect to the acquisition of its general partner interest in the Partnership (the "GP Interest"). As of the time of the execution of the Agreement and until such time as the transfer of the GP Interest from Winthrop to AIMCO GP was effective, NHP was vested with the authority to, subject to certain limitations, cause Winthrop to take such actions as it deems necessary and advisable in connection with the activities of the Partnership. The transfer of the GP Interest from Winthrop to AIMCO GP became effective on April 30, 2004. As used herein, the term "General Partner" shall mean Winthrop, with respect to matters occurring prior to April 30, 2004 and AIMCO GP for matters occurring from and after April 30, 2004.

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

Investment Property:

Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded for the years ended December 31, 2004 or 2003.

Depreciation:

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27.5 years and (2) personal property additions over 5 years.

Deferred Costs:

Loan and other mortgage-related costs of approximately $952,000, net of accumulated amortization of approximately $201,000, are included in other assets and are being amortized over the terms of the respective loan agreements.
Amortization expense for 2004 was approximately $48,000 and is included in interest expense. Amortization expense is expected to be approximately $48,000 for each of the years 2005 through 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Segment Reporting:

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Fair Value of Financial Instruments:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $58,365,000.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $554,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the apartment and is current on rental payments.

Advertising Costs:

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $142,000 and $130,000 for the years ended December 31, 2004 and 2003, respectively.

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

Note B - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

                     Principal      Monthly                             Principal
                     Balance At     Payment      Stated                  Balance
                    December 31,   Including    Interest   Maturity       Due At
Property                2004        Interest      Rate       Date        Maturity
                   (in thousands)                                     (in thousands)
Riverside Park
  Apartments
  1st mortgage        $45,315        $ 415       7.64%     07/01/20    $   --
  2nd mortgage          8,820            75      6.50%     07/01/20        --
                      $54,135        $ 490                             $   --

The mortgage notes payable are fixed-rate mortgages that are nonrecourse and are secured by a pledge of the Partnership's rental property and by a pledge of revenues from the rental property. The mortgage notes payable include a prepayment penalty if repaid prior to 180 days before maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2004, are as follows (in thousands):

      2005       $ 1,911
      2006         2,058
      2007         2,216
      2008         2,387
      2009         2,571
   Thereafter     42,992
                 $54,135

Note C - Investment Property and Accumulated Depreciation

                                       Initial Cost
                                      To Partnership
                                      (in thousands)
                                                Buildings           Cost
                                               and Related      Capitalized
                                                 Personal      Subsequent to
   Description      Encumbrances     Land        Property       Acquisition
                   (in thousands)                              (in thousands)

 Riverside Park
 Apartments           $54,135       $6,357       $52,768          $27,733


                   Gross Amount At Which Carried
                       At December 31, 2004
                          (in thousands)
                             Buildings
                                And
                              Personal              Accumulated      Date    Depreciable
   Description       Land     Property    Total    Depreciation    Acquired      Life
                                                  (in thousands)
 Riverside Park
 Apartments        $ 6,357    $80,501    $86,858      $54,614      05/15/86    5-30 yrs

The Partnership expects to begin a major redevelopment at the property in order for it to remain competitive with other properties in the Fairfax area. Based on current redevelopment plans, NHP expects to begin the redevelopment in June 2005 with an estimated completion date of February 2009 at a total cost of approximately $80,000,000. The redevelopment is expected to consist of renovation and appliance upgrades to each unit and the addition of a new clubhouse and fitness center. The Partnership expects to fund the redevelopments from operations and advances from an affiliate of NHP.

Reconciliation of investment property and accumulated depreciation:

                                             Years Ended December 31,
                                               2004             2003
                                                    (in thousands)
Investment Property
Balance at beginning of year                 $85,204          $84,529
    Property improvements                      1,654              718
    Disposal of property                          --              (43)
Balance at end of year                       $86,858          $85,204

Accumulated Depreciation
Balance at beginning of year                 $50,762          $46,990
    Additions charged to expense               3,852            3,800
    Disposal of property                          --              (28)
Balance at end of year                       $54,614          $50,762

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003 is approximately $86,635,000 and $85,191,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003 is approximately $64,951,000 and $61,563,000, respectively.

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reportable in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable income (in thousands, except per unit data):

                                         Years Ended December 31,
                                            2004         2003

 Net loss as reported                     $     (5)    $    (114)
 Depreciation differences                      464           420
 Deferred revenue                              (17)          (69)
 Other                                        (140)         (184)
 Federal taxable income                   $    302     $      53
 Federal taxable income per
   limited partnership unit               $ 515.73     $   90.73

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities at December 31, 2004 (in thousands):

Net liabilities as reported                      $(21,709)
Land and building                                    (223)
Accumulated depreciation                          (10,337)
Deferred revenue                                       13
Syndication costs                                   5,636
Other                                                 502
Net liabilities-tax basis                        $(26,118)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and depends on NHP and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase. For 2004 and 2003, the annual partnership and investor service fee was approximately $279,000 and $264,000, respectively.

Affiliates of NHP receive 4% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $568,000 and $566,000 for the years ended December 31, 2004 and 2003, respectively, which are included in operating expenses.

Affiliates of NHP charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $489,000 and $564,000 for the years ended December 31, 2004 and 2003, respectively, which are included in general and administrative expenses and investment property. These amounts include the annual partnership and investor service fee discussed above. The portion of these reimbursements included in investment property for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of NHP of approximately $36,000 and $100,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property. At December 31, 2004, approximately $63,000 was owed to affiliates for unpaid reimbursements, which are included in due to affiliates. These amounts were paid subsequent to December 31, 2004.

In accordance with the Partnership Agreement, NHP loaned the Partnership approximately $287,000 and $407,000 during the years ended December 31, 2004 and 2003, to cover capital improvements and property taxes, respectively. Interest was charged at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense was less than $1,000 for the year ended December 31, 2004. Interest expense was approximately $4,000 for the year ended December 31, 2003. During the year ended December 31, 2003, the Partnership repaid advances of approximately $407,000 and the associated accrued interest of approximately $4,000 from operations. At December 31, 2004, the amount of the outstanding loans and accrued interest was approximately $287,000 and is included in due to affiliates. Subsequent to December 31, 2004, NHP loaned the Partnership approximately $337,000 to fund capital improvements.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with NHP. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $156,000 and $167,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 382.91 Units in the Partnership representing 67.65% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.65% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Note F - Contingencies

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is currently underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of NHP have implemented a national policy and procedures to prevent or eliminate mold from its properties and NHP believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change NHP can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8B.    Other Information

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

As of December 31, 2004, the names of the director and officers of NHP and the position held by each of them, are as follows:

Martha L. Long                   45   Director and Senior Vice President
Harry G. Alcock                  42   Director and Executive Vice President
Miles Cortez                     61   Executive Vice President, General Counsel
                                        and Secretary
Patti K. Fielding                41   Executive Vice President
Paul J. McAuliffe                48   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 42   Senior Vice President and Chief Accounting
                                        Officer
Stephen B. Waters                43   Vice President

Martha L. Long has been a Director and Senior Vice President of NHP since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and NHP. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Director of NHP in October 2004 and was appointed Executive Vice President of NHP in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of NHP in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of NHP in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of NHP since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of NHP in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of NHP in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 10.    Executive Compensation

The Registrant is not required to and did not pay any compensation to the director or officers of NHP during the year ended December 31, 2004.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units the ("Units") of the Registrant owned by each person or entity which is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's Units, by the director and by all directors and officers of the General Partner as a group as of December 31, 2004.

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

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and depends on NHP and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase. For 2004 and 2003, the annual partnership and investor service fee was approximately $279,000 and $264,000, respectively.

Affiliates of NHP receive 4% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $568,000 and $566,000 for the years ended December 31, 2004 and 2003, respectively, which are included in operating expenses on the statements of operations included in "Item 7. Financial Statements".

Affiliates of NHP charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $489,000 and $564,000 for the years ended December 31, 2004 and 2003, respectively, which are included in general and administrative expenses and investment property on the financial statements included in "Item 7. Financial Statements". These amounts include the annual partnership and investor service fee discussed above. The portion of these reimbursements included in investment property for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of NHP of approximately $36,000 and $100,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property. At December 31, 2004, approximately $63,000 was owed to affiliates for unpaid reimbursements, which are included in due to affiliates on the balance sheet included in "Item 7. Financial Statements". These amounts were paid subsequent to December 31, 2004.

In accordance with the Partnership Agreement, NHP loaned the Partnership approximately $287,000 and $407,000 during the years ended December 31, 2004 and 2003, to cover capital improvements and property taxes, respectively. Interest was charged at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense was less than $1,000 for the year ended December 31, 2004. Interest expense was approximately $4,000 for the year ended December 31, 2003. During the year ended December 31, 2003, the Partnership repaid advances of approximately $407,000 and the associated accrued interest of approximately $4,000 from operations. At December 31, 2004, the amount of the outstanding loans and accrued interest was approximately $287,000 and is included in due to affiliates on the balance sheet included in "Item 7. Financial Statements".

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with NHP. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $156,000 and $167,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 382.91 Units in the Partnership representing 67.65% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.65% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index.

Item 14.    Principal Accountant Fees and Services

NHP has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. The Partnership was billed by Ernst & Young LLP audit fees of approximately $28,000 and $32,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. The Partnership was billed by Ernst & Young LLP for tax services for 2004 and 2003 of approximately $5,000 and $6,000, respectively.


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


                                    RIVERSIDE PARK ASSOCIATES LIMITED
                                     PARTNERSHIP


                                    By:   AIMCO/RIVERSIDE PARK ASSOCIATES GP,
                                          LLC, A DELAWARE LIMITED LIABILITY
                                          COMPANY,
                                          General Partner

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President

                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President


                                    Date: March 18, 2005

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Harry G. Alcock            Director and Executive        Date: March 18, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director                      Date: March 18, 2005
Martha L. Long                and Senior Vice President


/s/Stephen B. Waters          Vice President                Date: March 18, 2005
Stephen B. Waters

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

   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________

(1) Incorporated by reference to the Exhibits to the Registrant's Annual Report filed on Form 10-KSB on March 28, 2001.

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

Date:  March 18, 2005

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

Date:  March 18, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Riverside Park Associates Limited Partnership (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 18, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 18, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.