Form 10QSB
period 2005-03-31
RIVERSIDE PARK ASSOCIATES LP
filed 2005-05-12
CIK 813812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2005



Assets
   Cash and cash equivalents                                                 $ 692
   Receivables and deposits                                                     222
   Other assets                                                               1,075
   Investment property:
       Land                                                   $ 6,357
       Buildings and related personal property                 80,988
                                                               87,345
       Less accumulated depreciation                          (55,583)       31,762
                                                                           $ 33,751
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 123
   Tenant security deposit liabilities                                          212
   Accrued property taxes                                                       237
   Other liabilities                                                            533
   Due to affiliates (Note B)                                                   786
   Mortgage notes payable                                                    53,643

Partners' Deficit:
   General partner                                            $ (1,498)
   Limited partners (566 units issued and outstanding)         (20,285)     (21,783)
                                                                           $ 33,751


                See Accompanying Notes to Financial Statements


                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                                  Three Months Ended
                                                                       March 31,
                                                                  2005          2004
Revenues:
   Rental income                                               $   3,221      $   3,079
   Other income                                                      383            363
       Total revenues                                              3,604          3,442

Expenses:
   Operating                                                       1,329          1,169
   General and administrative                                        118            121
   Depreciation                                                      969            961
   Interest                                                        1,025          1,051
   Property taxes                                                    237            212
       Total expenses                                              3,678          3,514

Net loss                                                       $     (74)     $     (72)

Net loss allocated to general partner (3%)                     $      (2)     $      (2)
Net loss allocated to limited partners (97%)                         (72)           (70)
                                                               $     (74)     $     (72)

Net loss per limited partnership unit                          $ (127.21)     $ (123.67)


                See Accompanying Notes to Financial Statements

                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership     General      Limited
                                      Units        Partner      Partners      Total

Original capital contributions         566          $ --       $ 47,533      $ 47,533

Partners' deficit at
   December 31, 2004                   566         $(1,496)    $(20,213)     $(21,709)

Net loss for the three months
   ended March 31, 2005                 --              (2)         (72)          (74)

Partners' deficit
   at March 31, 2005                   566         $(1,498)    $(20,285)     $(21,783)


                See Accompanying Notes to Financial Statements

                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                    2005      2004
Cash flows from operating activities:
  Net loss                                                      $    (74)    $    (72)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation                                                     969          961
    Amortization of loan costs                                        12           12
    Change in accounts:
        Receivables and deposits                                     (16)          38
        Other assets                                                (197)        (267)
        Accounts payable                                              51         (131)
        Tenant security deposit liabilities                           (9)          (8)
        Accrued property taxes                                       237          212
        Other liabilities                                            (68)         (86)
        Due to affiliates                                             99           --
           Net cash provided by operating activities               1,004          659

Cash flows used in investing activities:
    Property improvements and replacements                          (733)        (129)

Cash flows from financing activities:
    Payments on mortgage notes payable                              (492)        (432)
    Advances from affiliate                                          337           --
           Net cash used in financing activities                    (155)        (432)

Net increase in cash and cash equivalents                            116           98

Cash and cash equivalents at beginning of period                     576          973

Cash and cash equivalents at end of period                      $    692     $  1,071

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $  1,053     $  1,039
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included
    in accounts payable                                         $     68     $     --

At December  31,  2004 and 2003,  property  improvements  and  replacements  and
accounts   payable  were  adjusted  by   approximately   $314,000  and  $16,000,
respectively, for non-cash activity.

                See Accompanying Notes to Financial Statements

                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
Note A - Basis of Presentation

The accompanying unaudited financial statements of Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of AIMCO/Riverside Park Associates, GP, LLC ("AIMCO GP" or the "General Partner"), a wholly-owned subsidiary of NHP Management Company ("NHP"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004. AIMCO GP and NHP are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

On December 11, 2003, NHP, a Delaware corporation, entered into a Redemption and Contribution Agreement (the "Agreement") with Winthrop Financial Associates, A Limited Partnership, a Maryland limited partnership, ("Winthrop"), which was the previous general partner of the Partnership, with respect to the acquisition of its general partner interest in the Partnership (the "GP Interest").

As of the time of the execution of the Agreement and until such time as the transfer of the GP Interest from Winthrop to AIMCO GP was effective, NHP was vested with the authority to, subject to certain limitations, cause Winthrop to take such actions as it deemed necessary and advisable in connection with the activities of the Partnership. The transfer of the GP Interest from Winthrop to AIMCO GP became effective on April 30, 2004. As used herein, the term "General Partner" shall mean Winthrop, with respect to matters occurring prior to April 30, 2004 and AIMCO GP for matters occurring from and after April 30, 2004.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on NHP and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase. For 2005 and 2004, the annual partnership and investor service fee is estimated at approximately $296,000 and $279,000, respectively.

Affiliates of NHP receive 4% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $144,000 and $137,000 for the three months ended March 31, 2005 and 2004, respectively, which are included in operating expenses.

Affiliates of NHP charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $122,000 and $112,000 for the three months ended March 31, 2005 and 2004, respectively, which are included in general and administrative expenses and investment property. These amounts include the annual partnership and investor service fee discussed above. The portion of these reimbursements included in investment properties for the three months ended March 31, 2005 are fees related to construction management services provided by an affiliate of NHP of approximately $10,000. There were no such fees incurred during the three months ended March 31, 2004. The construction management service fees are calculated based on a percentage of current additions to investment property. At March 31, 2005, approximately $155,000 was owed to affiliates for unpaid reimbursements and are included in due to affiliates.

In accordance with the Partnership Agreement, an affiliate of NHP advanced the Partnership approximately $337,000 to fund capital improvements during the three months ended March 31, 2005. During the fourth quarter of 2004, an affiliate of NHP advanced the Partnership approximately $287,000 to fund capital improvements. Interest accrues at the prime rate plus 2% (7.75% at March 31,
2005). Interest expense was approximately $7,000 for the three months ended March 31, 2005. At March 31, 2005, the amount of the outstanding advances and accrued interest was approximately $631,000 and is included in due to affiliates. There were no such advances made by affiliates of NHP to the Partnership during the three months ended March 31, 2004.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with NHP. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $116,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $156,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note C - Contingencies

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, NHP does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's sole asset is a 1,229 unit apartment complex known as Riverside Park Apartments located in Fairfax County, Virginia. Average occupancy for each of the three months ended March 31, 2005 and 2004 was 94%.

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

Results of Operations

The Partnership's net loss for the three months ended March 31, 2005 was approximately $74,000 as compared to a net loss of approximately $72,000 for the three months ended March 31, 2004. Net loss remained relatively constant as an increase in total expenses was offset by an increase in total revenues. The increase in total expenses is due to increases in operating, depreciation and property tax expenses, partially offset by a decrease in interest expense.
General and administrative expenses remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to an increase in payroll related and utility expenses, partially offset by a decrease in contract maintenance expense at the Partnership's investment property. Depreciation expense increased as a result of property improvements and replacements placed into service at the property during the past twelve months. Property tax expense increased primarily as a result of an increase in the assessed value of the property. The decrease in interest expense is due to scheduled principal payments resulting in a lower carrying balance of the mortgages encumbering the property, partially offset by an increase in interest expense on advances from an affiliate of NHP. Included in general and administrative expenses for the three months ended March 31, 2005 and 2004 are the management reimbursements to NHP and its affiliates as allowed under the Partnership Agreement and the annual partnership and investor service fee as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses for the three months ended March 31, 2005 and 2004.

The increase in total revenues is due to increases in both rental and other income. The increase in rental income is primarily due to an increase in the average rental rate at the Partnership's investment property. Other income increased primarily due to an increase in utility reimbursements at the property.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $692,000, compared to approximately $1,071,000 at March 31, 2004. The increase in cash and cash equivalents of approximately $116,000, from December 31, 2004, is due to approximately $1,004,000 of cash provided by operating activities, partially offset by approximately $733,000 of cash used in investing activities and approximately $155,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment property, partially offset by advances from affiliates of NHP. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2005, the Partnership completed approximately $487,000 of capital improvements at the property, consisting primarily of structural improvements, water heater upgrades, interior and exterior building improvements, and floor covering replacement. These improvements were funded from operations and advances from an affiliate of NHP. The Partnership regularly evaluates the capital improvement needs of the property during the year. The Partnership expects to begin a major redevelopment project at the property in order for it to remain competitive with other properties in the Fairfax area. Based on current redevelopment plans, NHP expects to begin the redevelopment in June 2005 with an estimated completion date of February 2009 at a total cost of approximately $76,000,000. The redevelopment is expected to consist of renovation and appliance upgrades to each unit and the addition of a new clubhouse and fitness center. The Partnership expects to fund the redevelopment from operations and advances from an affiliate of NHP. Certain other routine capital expenditures are anticipated during the remainder of 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from affiliates of NHP. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first mortgage indebtedness of approximately $44,932,000 is being amortized over 240 months until the loan matures on July 1, 2020 at which time the loan is scheduled to be fully amortized. The second mortgage indebtedness of approximately $8,711,000 is being amortized over 214 months until the loan matures on July 1, 2020, at which time the loan is scheduled to be fully amortized.

There were no distributions paid to the partners during the three months ended March 31, 2005 or 2004. Future cash distributions will depend on the levels of cash generated from operations, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during the remainder of 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 382.91 limited partnership units (the "Units") in the Partnership representing 67.65% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.65% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

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

                                    Date: May 11, 2005

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

Date:  May 11, 2005

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

Date:  May 11, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Riverside Park Associates Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 11, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 11, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.