Form 10QSB
period 2005-06-30
RIVERSIDE PARK ASSOCIATES LP
filed 2005-08-12
CIK 813812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2005



Assets
   Cash and cash equivalents                                                 $ 954
   Receivables and deposits                                                     217
   Other assets                                                               1,092
   Investment property:
       Land                                                   $ 6,357
       Buildings and related personal property                 81,983
                                                               88,340
       Less accumulated depreciation                          (56,542)       31,798
                                                                           $ 34,061
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 497
   Tenant security deposit liabilities                                          206
   Accrued property taxes                                                       474
   Other liabilities                                                            618
   Due to affiliates (Note B)                                                   887
   Mortgage notes payable                                                    53,197

Partners' Deficit:
   General partner                                            $ (1,499)
   Limited partners (566 units issued and outstanding)         (20,319)     (21,818)
                                                                           $ 34,061

                See Accompanying Notes to Financial Statements

                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                              2005        2004        2005        2004
Revenues:
  Rental income                            $   2,995   $   3,101   $   6,216   $   6,180
  Other income                                   426         414         809         777
      Total revenues                           3,421       3,515       7,025       6,957

Expenses:
  Operating                                    1,207       1,262       2,536       2,431
  General and administrative                     126         130         244         251
  Depreciation                                   959         961       1,928       1,922
  Interest                                       939       1,043       1,964       2,094
  Property taxes                                 225         212         462         424
      Total expenses                           3,456       3,608       7,134       7,122

Net loss                                   $     (35)  $     (93)  $    (109)  $    (165)

Net loss allocated to general
  partner (3%)                             $      (1)  $      (3)  $      (3)  $      (5)
Net loss allocated to limited
  partners (97%)                                 (34)        (90)       (106)       (160)

                                           $     (35)  $     (93)  $    (109)  $    (165)

Net loss per limited partnership unit      $  (60.07)  $ (159.01)  $ (187.28)  $ (282.69)

Distribution per limited partnership
  unit                                     $      --   $2,030.04   $      --   $2,030.04

                See Accompanying Notes to Financial Statements

                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership     General      Limited
                                      Units        Partner      Partners      Total

Original capital contributions         566          $ --        $ 47,533     $ 47,533

Partners' deficit at
   December 31, 2004                   566         $(1,496)     $(20,213)    $(21,709)

Net loss for the six months
   ended June 30, 2005                  --              (3)         (106)        (109)



Partners' deficit
   at June 30, 2005                    566         $(1,499)    $ (20,319)    $(21,818)


                See Accompanying Notes to Financial Statements

                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2005         2004
Cash flows from operating activities:
  Net loss                                                       $ (109)      $ (165)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation                                                   1,928        1,922
    Amortization of loan costs                                        24           24
    Change in accounts:
      Receivables and deposits                                       (11)          24
      Other assets                                                  (226)        (191)
      Accounts payable                                               189          121
      Tenant security deposit liabilities                            (15)          (8)
      Accrued property taxes                                         474          424
      Other liabilities                                               17          (28)
      Due to affiliates                                              200           --
       Net cash provided by operating activities                   2,471        2,123

Cash flows used in investing activities:
  Property improvements and replacements                          (1,492)        (516)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (938)        (871)
  Distributions to partners                                           --       (1,185)
  Advances from affiliate                                            337           --
       Net cash used in financing activities                        (601)      (2,056)

Net increase (decrease) in cash and cash equivalents                 378         (449)

Cash and cash equivalents at beginning of period                     576          973

Cash and cash equivalents at end of period                        $ 954        $ 524

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 2,003      $ 2,070

Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
    accounts payable                                              $ 304        $ --

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

                See Accompanying Notes to Financial Statements

                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of AIMCO/Riverside Park Associates, GP, LLC ("AIMCO GP" or the "General Partner"), a wholly-owned subsidiary of NHP Management Company ("NHP"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004. AIMCO GP and NHP are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of NHP receive 4% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $282,000 and $276,000 for the six months ended June 30, 2005 and 2004, respectively, which are included in operating expenses.

Affiliates of NHP charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $238,000 and $226,000 for the six months ended June 30, 2005 and 2004, respectively, which are included in general and administrative expenses and investment property. These amounts include the annual partnership and investor service fee discussed above. The portion of these reimbursements included in investment property for the six months ended June 30, 2005 are fees related to construction management services provided by an affiliate of NHP of approximately $10,000. There were no such fees incurred during the six months ended June 30, 2004. The construction management service fees are calculated based on a percentage of additions to investment property. At June 30, 2005, approximately $244,000 was owed to affiliates for unpaid reimbursements and is included in due to affiliates.

In accordance with the Partnership Agreement, an affiliate of NHP advanced the Partnership approximately $337,000 to fund capital improvements during the six months ended June 30, 2005. During the fourth quarter of 2004, an affiliate of NHP advanced the Partnership approximately $287,000 to fund capital improvements. Interest accrues at the prime rate plus 2% (8.25% at June 30, 2005). Interest expense was approximately $19,000 for the six months ended June 30, 2005. At June 30, 2005, the amount of the outstanding advances and accrued interest was approximately $643,000 and is included in due to affiliates. There were no such advances made by affiliates of NHP to the Partnership during the six months ended June 30, 2004.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with NHP. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $164,000 and $156,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Contingencies

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of NHP have implemented a national policy and procedures to prevent or eliminate mold from its properties and NHP believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change NHP can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, NHP does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's sole asset is a 1,229 unit apartment complex known as Riverside Park Apartments located in Fairfax County, Virginia. Average occupancy for each of the six months ended June 30, 2005 and 2004 was 90% and 93%, respectively. NHP attributes the decrease in occupancy to 142 units made unavailable for lease as a result of the redevelopment project which began at the property in June 2005 (as discussed in "Results of Operations").

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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2005 was approximately $35,000 and $109,000, respectively, as compared to net loss of approximately $93,000 and $165,000 for the three and six months ended June 30, 2004, respectively. The decrease in net loss for the three months ended June 30, 2005 is due to a decrease in total expenses, partially offset by a decrease in total revenues. The decrease in net loss for the six months ended June 30, 2005 is primarily due to an increase in total revenues, partially offset by an increase in total expenses. The decrease in total expenses for the three months ended June 30, 2005 is due to decreases in both operating and interest expense, partially offset by an increase in property tax expense. Both depreciation and general and administrative expenses remained relatively constant for the three months ended June 30, 2005. The increase in total expenses for the six months ended June 30, 2005 is due to increases in operating, property tax, and depreciation expenses, partially offset by decreases in both interest and general and administrative expenses. The decrease in operating expenses for the three months ended June 30, 2005 is primarily due to decreases in contract maintenance, payroll and utility expenses at the Partnership's investment property. The increase in operating expenses for the six months ended June 30, 2005 is primarily due to increases in payroll and utility expenses, partially offset by a decrease in contract maintenance expense, at the property. The decrease in interest expense for both periods is due to scheduled principal payments resulting in a lower carrying balance of the mortgages encumbering the property and interest capitalized at the property due to a redevelopment project which required 142 units to be vacated at June 30, 2005 in order to expedite redevelopment (as discussed below), partially offset by an increase in interest expense on advances from an affiliate of NHP. The increase in property tax expense for both periods is due to an increase in the assessed value of the property. The increase in depreciation expense for the six months ended June 30, 2005 is due to property improvements and replacements placed into service at the property during the past twelve months. The decrease in general and administrative expenses for the six months ended June 30, 2005 is primarily due to decreases in the cost of services included in the management reimbursements to NHP and its affiliates as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership, partially offset by an increase in the annual partnership and investor service fee as allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses for the three and six months ended June 30, 2005 and 2004.

The decrease in total revenues for the three months ended June 30, 2005 is due to a decrease in rental income, partially offset by an increase in other income. The increase in total revenues for the six months ended June 30, 2005 is due to increases in both rental and other income. The decrease in rental income for the three months ended June 30, 2005 is primarily due to the decrease in occupancy, partially offset by an increase in the average rental rate at the Partnership's investment property. The increase in rental income for the six months ended June 30, 2005 is primarily due to an increase in the average rental rate and reduced bad debt expense, partially offset by the decrease in occupancy, at the Partnership's investment property. Other income increased for both periods primarily due to an increase in utility reimbursements at the property.

In June 2005, the Partnership began a major redevelopment project at the property. The property has had difficulty staying competitive and needs to be updated. Therefore, in an effort to remain competitive in the Fairfax area, a significant redevelopment project has been started and is expected to be completed in February 2009. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the six months ended June 30, 2005, approximately $71,000 of interest, approximately $12,000 of real estate taxes, and approximately $11,000 of other construction period operating costs were capitalized.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $954,000, compared to approximately $524,000 at June 30, 2004. The increase in cash and cash equivalents of approximately $378,000, from December 31, 2004, is due to approximately $2,471,000 of cash provided by operating activities, partially offset by approximately $1,492,000 of cash used in investing activities and approximately $601,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment property, partially offset by advances from affiliates of NHP. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the six months ended June 30, 2005, the Partnership completed approximately $345,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $71,000, real estate taxes of approximately $12,000 and other construction period operating costs of approximately $11,000. Additional capital improvements of approximately $1,137,000 consisted primarily of structural improvements, interior and exterior building improvements, heating and air conditioning upgrades, swimming pool upgrades, and floor covering replacement. These improvements were funded from operations and advances from an affiliate of NHP. In June 2005, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Fairfax area. Based on current redevelopment plans, NHP expects the redevelopment to be complete in February 2009 at a total cost of approximately $80,000,000. The redevelopment is expected to consist of renovation and appliance upgrades to each unit and the addition of a new clubhouse and fitness center. The Partnership expects to fund the redevelopment from operations and advances from an affiliate of NHP. Certain other routine capital expenditures are anticipated during the remainder of 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from affiliates of NHP. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first mortgage indebtedness of approximately $44,542,000 is being amortized over 240 months until the loan matures on July 1, 2020 at which time the loan is scheduled to be fully amortized. The second mortgage indebtedness of approximately $8,655,000 is being amortized over 214 months until the loan matures on July 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2005 and 2004 (in thousands, except per unit data):

                   Six Months Ended    Per Limited    Six Months Ended    Per Limited
                       June 30,        Partnership        June 30,        Partnership
                         2005              Unit             2004              Unit

Operations              $   --            $    --          $1,185           $2,030.04

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 383.41 limited partnership units (the "Units") in the Partnership representing 67.74% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

                                    Date: August 12, 2005

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

32.1 Certification of equivalent of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  August 12, 2005

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

Date:  August 12, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Riverside Park Associates Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.