Form 10QSB
period 2005-09-30
RIVERSIDE PARK ASSOCIATES LP
filed 2005-11-14
CIK 813812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005



Assets
   Cash and cash equivalents                                                 $  489
   Receivables and deposits                                                     239
   Other assets                                                                 998
   Investment property:
       Land                                                   $ 6,357
       Buildings and related personal property                 83,046
                                                               89,403
       Less accumulated depreciation                          (57,494)       31,909
                                                                           $ 33,635
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 440
   Tenant security deposit liabilities                                          216
   Accrued property taxes                                                       216
   Other liabilities                                                            606
   Due to affiliates (Note B)                                                 1,152
   Mortgage notes payable                                                    52,715

Partners' Deficit:
   General partner                                            $ (1,496)
   Limited partners (566 units issued and outstanding)         (20,214)     (21,710)
                                                                           $ 33,635

                See Accompanying Notes to Financial Statements

                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                              Three Months Ended       Nine Months Ended
                                                September 30,            September 30,
                                               2005        2004        2005        2004
Revenues:
  Rental income                            $    2,856   $   3,273   $   9,072   $   9,453
  Other income                                    376         406       1,185       1,183
      Total revenues                            3,232       3,679      10,257      10,636

Expenses:
  Operating                                     1,273       1,324       3,809       3,755
  General and administrative                      125         116         369         367
  Depreciation                                    952         964       2,880       2,886
  Interest                                        653       1,035       2,617       3,129
  Property taxes                                  121         248         583         672
      Total expenses                            3,124       3,687      10,258      10,809

Net income (loss)                          $      108   $      (8)  $      (1)  $    (173)

Net income (loss) allocated to
  general partner (3%)                     $        3   $      --   $      --   $      (5)
Net income (loss) allocated to
  limited partners (97%)                          105          (8)         (1)       (168)

                                           $      108   $      (8)  $      (1)  $    (173)

Net income (loss) per limited
  partnership unit                         $   185.51   $  (14.13)  $   (1.77)  $ (296.82)
Distributions per limited
  partnership unit                         $       --   $      --   $      --   $2,030.04

                See Accompanying Notes to Financial Statements

                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership     General      Limited
                                      Units        Partner      Partners      Total

Original capital contributions         566          $ --        $ 47,533     $ 47,533

Partners' deficit at
   December 31, 2004                   566         $(1,496)     $(20,213)    $(21,709)

Net loss for the nine months
   ended September 30, 2005             --              --            (1)          (1)

Partners' deficit
   at September 30, 2005               566         $(1,496)     $(20,214)    $(21,710)

                See Accompanying Notes to Financial Statements

                RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2005       2004
Cash flows from operating activities:
  Net loss                                                        $ (1)      $ (173)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation                                                   2,880       2,886
    Amortization of loan costs                                        36          36
    Change in accounts:
      Receivables and deposits                                       (33)         33
      Other assets                                                  (144)       (153)
      Accounts payable                                               347         124
      Tenant security deposit liabilities                             (5)          4
      Accrued property taxes                                         216         212
      Other liabilities                                                5         (68)
      Due to affiliates                                              289          --
       Net cash provided by operating activities                   3,590       2,901

Cash flows used in investing activities:
  Property improvements and replacements                          (2,770)       (754)

Cash flows from financing activities:
  Payments on mortgage notes payable                              (1,420)     (1,318)
  Advances from affiliate                                            513          --
  Distributions to partners                                           --      (1,185)
       Net cash used in financing activities                        (907)     (2,503)

Net decrease in cash and cash equivalents                            (87)       (356)

Cash and cash equivalents at beginning of period                     576         973

Cash and cash equivalents at end of period                       $ 489        $ 617

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,992      $ 3,093

Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
    accounts payable                                              $ 89        $ --

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

                See Accompanying Notes to Financial Statements

               RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of AIMCO/Riverside Park Associates, GP, LLC ("AIMCO GP" or the "General Partner"), a wholly-owned subsidiary of NHP Management Company ("NHP"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004. AIMCO GP and NHP are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of NHP receive 4% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $412,000 and $420,000 for the nine months ended September 30, 2005 and 2004, respectively, which are included in operating expenses.

Affiliates of NHP charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $354,000 and $329,000 for the nine months ended September 30, 2005 and 2004, respectively, which are included in general and administrative expenses and investment property. These amounts include the annual partnership and investor service fee discussed above. The portion of these reimbursements included in investment property for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of NHP of approximately $10,000 and $1,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment property. At September 30, 2005, approximately $317,000 was owed to affiliates for unpaid reimbursements and is included in due to affiliates.

In accordance with the Partnership Agreement, an affiliate of NHP advanced the Partnership approximately $176,000 to fund the redevelopment project at Riverside Park Apartments (as discussed in "Item 2. Management's Discussion and Analysis or Plan of Operation") and approximately $337,000 to fund routine capital improvements during the nine months ended September 30, 2005. During the fourth quarter of 2004, an affiliate of NHP advanced the Partnership approximately $287,000 to fund capital improvements. Interest accrues at the prime rate plus 2% (8.75% at September 30, 2005). Interest expense was approximately $35,000 for the nine months ended September 30, 2005. At September 30, 2005, the amount of the outstanding advances and accrued interest was approximately $835,000 and is included in due to affiliates. There were no such advances made by affiliates of NHP to the Partnership during the nine months ended September 30, 2004. Subsequent to September 30, 2005, an affiliate of NHP advanced the Partnership approximately $256,000 to fund operating expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with NHP. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $164,000 and $156,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Redevelopment of Property

In March 2005, the Partnership began a major redevelopment project at the property. The property has had difficulty staying competitive and needs to be updated. Therefore, in an effort to remain competitive in the Fairfax area, a significant redevelopment project has been started. Based on current redevelopment plans, NHP expects the redevelopment to be complete in February 2009 at a total cost of approximately $80,000,000. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the nine months ended September 30, 2005, approximately $431,000 of interest, approximately $64,000 of real estate taxes, and approximately $91,000 of other construction period operating costs were capitalized.

Note D - Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's sole asset is a 1,229 unit apartment complex known as Riverside Park Apartments located in Fairfax County, Virginia. Average occupancy for the nine months ended September 30, 2005 and 2004 was 87% and 94%, respectively. NHP attributes the decrease in occupancy to the current redevelopment project at the property (as discussed in "Results of Operations").

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

Results of Operations

The Partnership reported net income of approximately $108,000 and net loss of approximately $1,000 for the three and nine months ended September 30, 2005, respectively. The Partnership reported net loss of approximately $8,000 and $173,000 for the three and nine months ended September 30, 2004, respectively. The decrease in net loss for both the three and nine months ended September 30, 2005 is due to a decrease in total expenses, partially offset by a decrease in total revenues. The decrease in total expenses for the three months ended September 30, 2005 is due to decreases in operating, interest and property tax expenses. The decrease in total expenses for the nine months ended September 30, 2005 is due to decreases in both interest and property tax expense, partially offset by an increase in operating expenses. Both general and administrative and depreciation expenses remained relatively constant for both the three and nine months ended September 30, 2005. The decrease in interest expense for both periods is due to scheduled principal payments resulting in a lower carrying balance of the mortgages encumbering the property and interest capitalized at the property due to the redevelopment project which required 184 units to be vacated at September 30, 2005 in order to expedite redevelopment (as discussed below), partially offset by an increase in interest expense on advances from an affiliate of NHP. The decrease in property tax expense for both periods is due to the timing and receipt of the tax bill, which affected the tax accrual at the Partnership's investment property and real estate taxes capitalized at the property as a result of the redevelopment project. The decrease in operating expenses for the three months ended September 30, 2005 is primarily due to operating costs capitalized as a result of the redevelopment project and a decrease in contract maintenance expense, partially offset by an increase in utility expenses at the property. The increase in operating expenses for the nine months ended September 30, 2005 is primarily due to increases in utility and payroll related expenses, partially offset by a decrease in contract services and an increase in operating costs capitalized as a result of the redevelopment project at the property.

The decrease in total revenues for the three months ended September 30, 2005 is due to decreases in both rental and other income. The decrease in total revenues for the nine months ended September 30, 2005 is due to a decrease in rental income. Other income remained relatively constant for the nine months ended September 30, 2005. The decrease in rental income for both the three and nine months ended September 30, 2005 is due to the decrease in occupancy, partially offset by an increase in the average rental rate, at the Partnership's investment property. The decrease in other income for the three months ended September 30, 2005 is primarily due to decreases in lease cancellation fees, corporate housing revenue and laundry income, partially offset by an increase in utility reimbursements, at the property.

In March 2005, the Partnership began a major redevelopment project at the property. The property has had difficulty staying competitive and needs to be updated. Therefore, in an effort to remain competitive in the Fairfax area, a significant redevelopment project has been started. Based on current redevelopment plans, NHP expects the redevelopment to be complete in February 2009 at a total cost of approximately $80,000,000. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the nine months ended September 30, 2005, approximately $431,000 of interest, approximately $64,000 of real estate taxes, and approximately $91,000 of other construction period operating costs were capitalized.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $489,000, compared to approximately $617,000 at September 30, 2004. The decrease in cash and cash equivalents of approximately $87,000, from December 31, 2004, is due to approximately $2,770,000 of cash used in investing activities and approximately $907,000 of cash used in financing activities, partially offset by approximately $3,590,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's investment property, partially offset by advances from an affiliate of NHP. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the nine months ended September 30, 2005, the Partnership completed approximately $1,224,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $431,000, real estate taxes of approximately $64,000 and other construction period operating costs of approximately $91,000. Additional capital improvements of approximately $1,321,000 consisted primarily of structural improvements, exterior building improvements, heating and air conditioning upgrades, swimming pool upgrades, and floor covering replacement. These improvements were funded from operations and advances from an affiliate of NHP. In March 2005, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Fairfax area. Based on current redevelopment plans, NHP expects the redevelopment to be complete in February 2009 at a total cost of approximately $80,000,000. The redevelopment is expected to consist of renovation and appliance upgrades to each unit and the addition of a new clubhouse and fitness center. The Partnership expects to fund the redevelopment from operations and advances from an affiliate of NHP. Certain other routine capital expenditures are anticipated during the remainder of 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from affiliates of NHP. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first mortgage indebtedness of approximately $44,144,000 is being amortized over 240 months until the loan matures on July 1, 2020, at which time the loan is scheduled to be fully amortized. The second mortgage indebtedness of approximately $8,571,000 is being amortized over 214 months until the loan matures on July 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2005 and 2004 (in thousands, except per unit data):

                   Nine Months Ended   Per Limited    Nine Months Ended   Per Limited
                     September 30,     Partnership      September 30,     Partnership
                         2005              Unit             2004              Unit

Operations              $   --            $    --          $1,185           $2,030.04

Future cash distributions will depend on the levels of cash generated from operations, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at September 30, 2005 and the redevelopment project in progress, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during the remainder of 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 383.41 limited partnership units (the "Units") in the Partnership representing 67.74% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder. As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

                                    Date: November 14, 2005

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

Date:  November 14, 2005

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

Date:  November 14, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Riverside Park Associates Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.