Form 10KSB
period 2005-12-31
RIVERSIDE PARK ASSOCIATES LP
filed 2006-03-31
CIK 813812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission file number 0-15740

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

(Name of small business issuer in its charter)

Delaware	04-2924048
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, P.O. Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

Issuer's telephone number (864) 239-1000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership Interest

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $13,313,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant; and therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

Riverside Park Associates Limited Partnership (the "Registrant" or "Partnership") was formed on May 14, 1986 pursuant to the Delaware Revised Uniform Limited Partnership Act for the purpose of operating and holding for investment an apartment complex known as "Riverside Park".  The general partner of the Registrant is AIMCO/Riverside Park Associates GP, LLC (“AIMCO GP” or the "General Partner"), a wholly owned subsidiary of NHP Management Company ("NHP"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  On December 11, 2003, NHP, a Delaware corporation, entered into a Redemption and Contribution Agreement (the "Agreement") with Winthrop Financial Associates, A Limited Partnership, a Maryland limited partnership (“Winthrop”), which was the previous general partner of the Partnership, with respect to the acquisition of its general partner interest in the Partnership (the “GP Interest”). As of the time of the execution of the Agreement and until such time as the transfer of the GP Interest from Winthrop to AIMCO GP was effective, NHP was vested with the authority to, subject to certain limitations, cause Winthrop to take such actions as it deemed necessary and advisable in connection with the activities of the Partnership. The transfer of the GP Interest from Winthrop to AIMCO GP became effective on April 30, 2004. As used herein, the term "General Partner" shall mean Winthrop, with respect to matters occurring prior to April 30, 2004 and AIMCO GP for matters occurring from and after April 30, 2004. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

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

The Registrant has no employees.  Management and administrative services are performed by NHP and by agents retained by NHP and its affiliates.  An affiliate of NHP provided such property management services for the residential property for the years ended December 31, 2005 and 2004.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s property. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at the property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

Schedule of Property

Set forth below is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis for the Property:

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)			(in thousands)

Riverside Park
Apartments	$90,272	$58,558	5-30 yrs	S/L	$22,003

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7 - Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's investment property:

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate	Amortized	Date	Maturity
	(in thousands)				(in thousands)
Riverside Park
Apartments
1st mortgage mortgage	$43,739	7.64%	240 months	07/01/20	$ -- (1)
2nd mortgage	8,485	6.50%	214 months	07/01/20	-- (1)
	$52,224				$ --

(1)

The fixed rate loans are scheduled to be fully amortized at their maturity.

The mortgage loans require prepayment penalties if repaid prior to 180 days before maturity.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2005 and 2004 were as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2005	2004	2005	2004

Riverside Park Apartments	$11,369	$10,989	85%	95%

NHP attributes the decrease in occupancy to the current redevelopment project at the property, as discussed below.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive.  The property is subject to competition from other residential apartment complexes in the area.  NHP believes that the property is adequately insured.  The property is an apartment complex which leases units for lease terms of one year or less.  No tenant leases 10% or more of the available rental space.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rate for 2005 were as follows:

	2005	2005
	Billing	Rate
	(in thousands)

Riverside Park Apartments	$861	1.00%

Capital Improvements

During the year ended December 31, 2005, the Partnership completed approximately $3,414,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $723,000, real estate taxes of approximately $106,000 and other construction period operating costs of approximately $139,000. These improvements were funded from operations and advances from an affiliate of NHP. In March 2005, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Fairfax area. Based on current redevelopment plans, NHP expects the redevelopment to be complete in December 2009 at a total cost of approximately $92,000,000.  The redevelopment is expected to consist of renovation and appliance upgrades to each unit and the addition of a new clubhouse and fitness center. The Partnership expects to fund the redevelopment from operations and advances from an affiliate of NHP. Certain other routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from affiliates of NHP. Due to the extent of the redevelopment project planned at the property for the next several years, it is not expected that the Partnership will have any distributable cash flow during the redevelopment period.

Item 3.

Legal Proceedings

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2005.

PART II

Item 5.

Market for Registrant's Units of Limited Partnership and Related Partner Matters

As of December 31, 2005, there were 274 holders of record of the 566 limited partnership units (the “Units”).  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.  As of December 31, 2005, affiliates of AIMCO owned 383.41 Units or 67.74%.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

	Year	Per	Year	Per
	Ended	Limited	Ended	Limited
	December 31,	Partnership	December 31,	Partnership
	2005	Unit	2004	Unit
Operations	$ --	$ --	$1,185	$ 2,030.04

Future cash distributions will depend on the levels of net cash generated from operations, refinancings and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at December 31, 2005 and the redevelopment project in progress, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2006 or subsequent periods.  See “Item 2. Description of Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 383.41 Units in the Partnership representing 67.74% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 67.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather.  As part of the ongoing business plan of the Partnership, NHP monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses.  As part of this plan, NHP attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.  However, NHP may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that NHP will be able to sustain such a plan.  Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net loss for the year ended December 31, 2005 was approximately $155,000, as compared to a net loss of approximately $5,000 for the year ended December 31, 2004.  The increase in net loss is due to a decrease in total revenues, partially offset by a decrease in total expenses.  The decrease in total revenues is due to decreases in both rental and other income.  The decrease in rental income is due to the decrease in occupancy, partially offset by an increase in the average rental rate, at the Partnership’s investment property.  The decrease in other income is primarily due to decreases in lease cancellation fees, laundry income and corporate housing revenue at the Partnership’s investment property.

The decrease in total expenses is due to decreases in interest and property tax expenses, partially offset by increases in depreciation and operating expenses.  The decrease in interest expense is due to scheduled principal payments resulting in a lower carrying balance of the mortgages encumbering the property and interest capitalized at the property due to the redevelopment project which required 186 units to be vacated at December 31, 2005 in order to expedite redevelopment (as discussed below), partially offset by an increase in interest expense on advances from an affiliate of NHP. The decrease in property tax expense is due to a reduced tax rate by the local taxing authority and real estate taxes capitalized at the property as a result of the redevelopment project.  The increase in depreciation expense is due to property improvements and replacements placed into service at the property during the past twelve months.  The increase in operating expenses is primarily due to increases in salaries and related employee benefits and utilities, partially offset by a decrease in contract services and an increase in operating costs capitalized as a result of the redevelopment project at the property.  General and administrative expenses remained relatively constant for the comparable periods. Included in general and administrative expense for the years ended December 31, 2005 and 2004 are management reimbursements to NHP and its affiliates as allowed under the Partnership Agreement, the annual partnership and investor service fee as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In March 2005, the Partnership began a major redevelopment project at the property. The property has had difficulty staying competitive and needs to be updated.  Therefore, in an effort to remain competitive in the Fairfax area, a significant redevelopment project has been started.  Based on current redevelopment plans, NHP expects the redevelopment to be complete in December 2009 at a total cost of approximately $92,000,000.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property.  During 2005, approximately $723,000 of interest, approximately $106,000 of real estate taxes, and approximately 139,000 of other construction period operating costs were capitalized.

Liquidity and Capital Resources

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $174,000, compared to approximately $576,000 at December 31, 2004.  The decrease in cash and cash equivalents of approximately $402,000 is due to approximately $3,511,000 of cash used in investing activities and approximately $1,061,000 of cash used in financing activities, partially offset by approximately $4,170,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership’s investment property, partially offset by advances from an affiliate of NHP. The Partnership invests its working capital reserves in interest bearing accounts.

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

In March 2005, the Partnership began a major redevelopment project at the property in order for the property to remain competitive with other properties in the Fairfax area. Based on current redevelopment plans, NHP expects the redevelopment to be completed in December 2009 at a total cost of approximately $92,000,000.  The redevelopment is expected to consist of renovation and appliance upgrades to each unit, as well as the addition of a new clubhouse and fitness center. The Partnership expects to fund the redevelopment from operations and advances from an affiliate of NHP.  At the present time, there can be no assurance that the redevelopment will proceed as currently planned or that the redevelopment as currently planned will be successfully completed in the anticipated timeframe.  Many factors could cause the redevelopment as currently planned to be delayed or to cost the Partnership more than currently anticipated.  Such factors include local economic conditions, interest rates, shortages of materials or skilled labor, labor disputes, unforeseen environmental or engineering problems, work stoppages, scheduling problems, weather interference or natural disasters. Based on NHP’s estimates, if the redevelopment project is completed in the timeframe and at the cost to the Partnership that NHP currently anticipates, the redevelopment would result in an increase in annual reportable net operating income from approximately $7.6 million for the year ended December 31, 2005 to approximately $14.1 million following completion of the redevelopment.  NHP also estimates that completion of the redevelopment in the timeframe and at the cost currently anticipated would result in an increase in average annual rental rates of approximately 70 percent.  These projections are estimates only, and are subject to the risks set forth above, as well as other risks that NHP may not currently anticipate and that may be beyond NHP’s or the Partnership’s, such as a changes in market rental rates or other market conditions, including the general economic climate in the local market and the competition for tenants in such market.  Additional improvements may be incurred only if cash is available from operations, Partnership reserves, or advances from affiliates of NHP. Due to the extent of the redevelopment project planned at the property for the next several years, it is not expected that the Partnership will have any distributable cash flow during the redevelopment period.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first mortgage indebtedness of approximately $43,739,000 is being amortized over 240 months until the loan matures on July 1, 2020 at which time the loan is scheduled to be fully amortized. The second mortgage indebtedness of approximately $8,485,000 is being amortized over 214 months until the loan matures on July 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

	Year	Per	Year	Per
	Ended	Limited	Ended	Limited
	December 31,	Partnership	December 31,	Partnership
	2005	Unit	2004	Unit
Operations	$ --	$ --	$1,185	$ 2,030.04

Future cash distributions will depend on the levels of net cash generated from operations, refinancings and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliate of the General Partner at December 31, 2005 and the redevelopment project in progress, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in the year 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 383.41 Units in the Partnership representing 67.74% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 67.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements".  NHP believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.

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

Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2005

Statements of Operations - Years ended December 31, 2005 and 2004

Statements of Changes in Partners' Deficit - Years ended December 31, 2005 and 2004

Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

Riverside Park Associates Limited Partnership

We have audited the accompanying balance sheet of Riverside Park Associates Limited Partnership as of December 31, 2005, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverside Park Associates Limited Partnership at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

BALANCE SHEET

 (in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 174
Receivables and deposits		214
Other assets		921
Investment property (Notes B and C):
Land	$ 6,357
Buildings and related personal property	83,915
	90,272
Less accumulated depreciation	(58,558)	31,714
		$ 33,023
Liabilities and Partners' Deficit
Liabilities:
Accounts payable		$ 377
Tenant security deposit liabilities		222
Other liabilities		474
Due to affiliates (Note E)		1,590
Mortgage notes payable (Note B)		52,224

Partners' Deficit:
General partner	$ (1,501)
Limited partners (566 units issued and outstanding)	(20,363)	(21,864)
		$ 33,023

See Accompanying Notes to Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

 (in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
Revenues:
Rental income	$ 11,848	$ 12,708
Other income	1,465	1,612

Total revenues	13,313	14,320

Expenses:
Operating	4,930	4,902
General and administrative	491	498
Depreciation	3,944	3,852
Interest	3,339	4,151
Property taxes	764	922

Total expenses	13,468	14,325

Net loss (Note D)	$ (155)	$ (5)

Net loss allocated to general partner (3%)	$ (5)	$ --
Net loss allocated to limited partners (97%)	(150)	(5)
	$ (155)	$ (5)

Net loss per limited partnership unit	$ (265.02)	$ (8.83)

Distributions per limited partnership unit	$ --	$ 2,030.04

See Accompanying Notes to Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	566	$ --	$ 47,533	$ 47,533

Partners' deficit at
December 31, 2003	566	$(1,460)	$(19,059)	$(20,519)

Distributions to partners	--	(36)	(1,149)	(1,185)

Net loss for the year ended
December 31, 2004	--	--	(5)	(5)

Partners' deficit at
December 31, 2004	566	(1,496)	(20,213)	(21,709)

Net loss for the year ended
December 31, 2005	--	(5)	(150)	(155)

Partners' deficit at
December 31, 2005	566	$(1,501)	$(20,363)	$(21,864)

See Accompanying Notes to Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$ (155)	$ (5)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	3,944	3,852
Amortization of loan costs	48	48
Change in accounts:
Receivables and deposits	(8)	(9)
Other assets	(79)	(67)
Accounts payable	156	(190)
Tenant security deposit liabilities	1	(15)
Other liabilities	(127)	(46)
Due to affiliates	390	63
Net cash provided by operating activities	4,170	3,631

Cash flows used in investing activities:
Property improvements and replacements	(3,511)	(1,356)

Cash flows from financing activities:
Payments on mortgage notes payable	(1,911)	(1,774)
Advances from affiliate	850	287
Distributions to partners	--	(1,185)
Net cash used in financing activities	(1,061)	(2,672)

Net decrease in cash and cash equivalents	(402)	(397)

Cash and cash equivalents at beginning of year	576	973

Cash and cash equivalents at end of year	$ 174	$ 576

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 3,971	$ 4,108

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 217	$ 314

See Accompanying Notes to Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2005

Note A - Organization and Summary of Significant Accounting Policies

Organization:

Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant"), a Delaware limited partnership, was formed on May 14, 1986 to operate and hold for investment a three-building apartment complex known as Riverside Park. The Partnership will terminate on December 31, 2035 unless terminated prior to such date.  The general partner of the Partnership is AIMCO/Riverside Park Associates GP, LLC (“AIMCO GP” or the "General Partner"), a wholly owned subsidiary of NHP Management Company ("NHP"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  On December 11, 2003, NHP, a Delaware corporation, entered into a Redemption and Contribution Agreement (the "Agreement") with Winthrop Financial Associates, A Limited Partnership, a Maryland limited partnership (“Winthrop”), which was the previous general partner of the Partnership, with respect to the acquisition of its general partner interest in the Partnership (the “GP Interest”). As of the time of the execution of the Agreement and until such time as the transfer of the GP Interest from Winthrop to AIMCO GP was effective, NHP was vested with the authority to, subject to certain limitations, cause Winthrop to take such actions as it deemed necessary and advisable in connection with the activities of the Partnership. The transfer of the GP Interest from Winthrop to AIMCO GP became effective on April 30, 2004. As used herein, the term "General Partner" shall mean Winthrop, with respect to matters occurring prior to April 30, 2004 and AIMCO GP for matters occurring from and after April 30, 2004.

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

Investment Property:

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  During the year ended December 31, 2005, the Partnership capitalized interest of approximately $723,000, property taxes of approximately $106,000, and operating costs of approximately $139,000. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

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

Deferred Costs:

Loan and other mortgage-related costs of approximately $952,000, net of accumulated amortization of approximately $249,000, are included in other assets and are being amortized over the terms of the respective loan agreements. Amortization expense for both 2005 and 2004 was approximately $48,000 and is included in interest expense.  Amortization expense is expected to be approximately $48,000 for each of the years 2006 through 2010.

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

Fair Value of Financial Instruments:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments.  The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership’s long term debt at the Partnership's incremental borrowing rate is approximately $55,358,000.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $163,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease.  The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the apartment and is current on rental payments.

Advertising Costs:

The Partnership expenses the costs of advertising as incurred.  Advertising expense, included in operating expenses, was approximately $153,000 and $142,000 for the years ended December 31, 2005 and 2004, respectively.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncement:

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s financial condition or results of operations.

Note B - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2005	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Riverside Park
Apartments
1st mortgage mortgage	$43,739	$ 415	7.64%	07/01/20	$ --
2nd mortgage	8,485	75	6.50%	07/01/20	--
	$52,224	$ 490			$ --

The mortgage notes payable are fixed-rate mortgages that are nonrecourse and are secured by a pledge of the Partnership's rental property and by a pledge of revenues from the rental property.  The mortgage notes payable include a prepayment penalty if repaid prior to 180 days before maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2005, are as follows (in thousands):

2006	$ 2,058
2007	2,216
2008	2,387
2009	2,571
2010	2,769
Thereafter	40,223
$52,224

Note C – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
				Buildings	Net Cost
				and Related	Capitalized
				Personal	Subsequent to
Description		Encumbrances	Land	Property	Acquisition
		(in thousands)			(in thousands)

Riverside Park
Apartments		$52,224	$6,357	$52,768	$31,147

Gross Amount At Which Carried
At December 31, 2005
(in thousands)
Buildings
And
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life
(in thousands)
Riverside Park
Apartments	$ 6,357	$83,915	$90,272	$58,558	05/15/86	5-30 yrs

In March 2005 the Partnership began a major redevelopment at the property in order for it to remain competitive with other properties in the Fairfax area. Based on current redevelopment plans, NHP expects the redevelopment to be complete in December 2009 at a total cost of approximately $92,000,000. The redevelopment is expected to consist of renovation and appliance upgrades to each unit and the addition of a new clubhouse and fitness center. The Partnership expects to fund the redevelopments from operations and advances from an affiliate of NHP. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property.  During 2005, approximately $723,000 of interest, approximately $106,000 of real estate taxes, and approximately 139,000 of other construction period operating costs were capitalized.

Reconciliation of investment property and accumulated depreciation:

	Years Ended December 31,
	2005	2004
	(in thousands)
Investment Property
Balance at beginning of year	$86,858	$85,204
Property improvements	3,414	1,654
Balance at end of year	$90,272	$86,858

Accumulated Depreciation
Balance at beginning of year	$54,614	$50,762
Additions charged to expense	3,944	3,852
Balance at end of year	$58,558	$54,614

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2005 and 2004 is approximately $89,866,000 and $86,635,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004 is approximately $67,863,000 and $64,951,000, respectively.

Note D - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reportable in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable income (in thousands, except per unit data):

Years Ended December 31,
	2005	2004

Net loss as reported	$ (155)	$ (5)
Depreciation differences	1,032	464
Deferred revenue	(98)	(17)
Other	(100)	(140)
Federal taxable income	$ 679	$ 302
Federal taxable income per
limited partnership unit	$1,159.63	$ 515.73

The following is a reconciliation between the Partnership’s reported amounts and Federal tax basis of net liabilities at December 31, 2005 (in thousands):

Net liabilities as reported	$(21,864)
Land and building	406
Accumulated depreciation	(9,305)
Deferred revenue	86
Syndication costs	5,636
Other	(398)
Net liabilities-tax basis	$(25,439)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and depends on NHP and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase.  For 2005 and 2004, the annual partnership and investor service fee was approximately $296,000 and $279,000, respectively.

Affiliates of NHP receive 4% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $530,000 and $568,000 for the years ended December 31, 2005 and 2004, respectively, which are included in operating expenses.

Affiliates of NHP charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $595,000 and $489,000 for the years ended December 31, 2005 and 2004, respectively, which are included in general and administrative expenses and investment property.  These amounts include the annual partnership and investor service fee discussed above. The portion of these reimbursements included in investment property for the years ended December 31, 2005 and 2004 are fees related to construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of NHP of approximately $10,000 and $36,000, respectively. In connection with the redevelopment project (as discussed in “Note C”), an affiliate of NHP is to receive a redevelopment supervision fee of 6% of the actual redevelopment costs, or approximately $4,949,000 based on current estimated redevelopment costs.  The Partnership was charged approximately $124,000 in redevelopment supervision fees during the year ended December 31, 2005, which is included in investment property.  At December 31, 2005, approximately $392,000 was owed to affiliates for unpaid reimbursements, which are included in due to affiliates.

In accordance with the Partnership Agreement, an affiliate of NHP advanced the Partnership approximately $232,000 to fund the redevelopment project at Riverside Park Apartments (as discussed in “Note C”) and approximately $618,000 to fund operating expenses and routine capital improvements during the year ended December 31, 2005. During the year ended December 31, 2004, an affiliate of NHP advanced the Partnership approximately $287,000 to fund capital improvements.  Interest accrues at the prime rate plus 2% (9.25% at December 31, 2005).  Interest expense was approximately $61,000 and less than $1,000 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, the amount of the outstanding advances and accrued interest was approximately $1,198,000 and is included in due to affiliates. Subsequent to December 31, 2005, an affiliate of NHP advanced the Partnership approximately $485,000 to fund the redevelopment project and approximately $139,000 to fund operating expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with NHP. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $171,000 and $156,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 383.41 Units in the Partnership representing 67.74% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 67.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note F – Casualty Event

In November 2005, Riverside Park Apartments experienced roof and water damage to five units and the leasing office. The General Partner is still in the process of evaluating the damage, but does not believe the casualty will result in a loss to the Partnership.  It is expected that the damages will be covered by insurance proceeds. Subsequent to December 31, 2005, the Partnership received insurance proceeds of approximately $50,000 to cover clean up expenses at the property.

Note G – Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of

California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of NHP have implemented a national policy and procedures to prevent or eliminate mold from its properties and NHP believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change NHP can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Riverside Park Associates Limited Partnership (the "Partnership" or the "Registrant") has no directors or officers.  On October 28, 1997, IPT I LLC ("IPT I") was admitted as an associate general partner of the General Partner.  Subsequently, IPT I assigned its interest to NHP Management Company ("NHP"), an affiliated company. On December 11, 2003, NHP, a Delaware corporation, entered into a Redemption and Contribution Agreement (the "Agreement") with Winthrop Financial Associates, A Limited Partnership, a Maryland limited partnership (“Winthrop”), which was the previous general partner of the Partnership, with respect to the acquisition of its general partner interest in the Partnership (the “GP Interest”). As of the time of the execution of the Agreement and until such time as the transfer of the GP Interest from Winthrop to AIMCO/Riverside Park Associates GP, LLC (“AIMCO GP”) was effective, NHP was vested with the authority to, subject to certain limitations, cause Winthrop to take such actions as it deemed necessary and advisable in connection with the activities of the Partnership. The transfer of the GP Interest from Winthrop to AIMCO GP became effective on April 30, 2004. As used herein, the term "General Partner" shall mean Winthrop, with respect to matters occurring prior to April 30, 2004 and AIMCO GP for matters occurring from and after April 30, 2004.

As of December 31, 2005, the names of the managing members and officers of the General Partner and the position held by each of them, are as follows:

Jeffrey W. Adler	44	Manager and Executive Vice President
David R. Robertson	40	Manager, Chief Executive Officer and
		President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

Jeffrey W. Adler has been a Manager and an Executive Vice President of the General Partner since February 2004.  Mr. Adler was appointed Executive Vice President, Conventional Property Operations of AIMCO in February 2004. Previously he served as Senior Vice President of Risk Management and Marketing of AIMCO from 2002 to 2004. Prior to joining AIMCO from 2000 to 2002, Mr. Adler was Vice President, Property/Casualty for Channelpoint, a software company.

David R. Robertson has been a Manager and President and Chief Executive Officer of the General Partner since February 2004.  Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002. Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital’s portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001.  Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Thomas M. Herzog was appointed Chief Financial Officer of the General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

Except as indicated above, neither the Registrant, NHP nor the General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B.  There are no family relationships among the managing members and officers of the General Partner.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act.

The managing members of the General Partner do not have a separate audit committee. As such, the board of managing members of the General Partner fulfills the functions of an audit committee. The managing members has determined that David R. Robertson meets the requirement of an "audit committee financial expert".

The managing members and officers of NHP with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such managing members and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.

Executive Compensation

The Registrant is not required to and did not pay any compensation to the managing members or officers of NHP during the year ended December 31, 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units (the “Units”) of the Registrant owned by each person or entity which is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's Units, by the managing members and by all managing members and officers of the General Partner as a group as of December 31, 2005.

Entity	Number of Units	Percentage
AIMCO Properties, L.P.	182.75	32.29%
(an affiliate of AIMCO)
Insignia Financial Group, Inc.	200.66	35.45%
(an affiliate of AIMCO)

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO.  Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

Insignia Financial Group, Inc. is indirectly ultimately controlled by AIMCO.  Its business address is 55 Beattie Place, Greenville, South Carolina, 29602.

No managing members or officer of NHP owns any Units.

Item 12.

Certain Relationships and Related Transactions

The Partnership has no employees and depends on NHP and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase.  For 2005 and 2004, the annual partnership and investor service fee was approximately $296,000 and $279,000, respectively.

Affiliates of NHP receive 4% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $530,000 and $568,000 for the years ended December 31, 2005 and 2004, respectively, which are included in operating expenses on the statements of operations included in “Item 7. Financial Statements”.

Affiliates of NHP charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $595,000 and $489,000 for the years ended December 31, 2005 and 2004, respectively, which are included in general and administrative expenses and investment property on the financial statements included in “Item 7. Financial Statements”.  These amounts include the annual partnership and investor service fee discussed above. The portion of these reimbursements included in investment property for the years ended December 31, 2005 and 2004 are fees related to construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of NHP of approximately $10,000 and $36,000, respectively. In connection with the redevelopment project (as discussed in “Note C” to the financial statements included in “Item 7. Financial Statements”), an affiliate of NHP is to receive a redevelopment supervision fee of 6% of the actual redevelopment costs, or approximately $4,949,000 based on current estimated redevelopment costs.  The Partnership was charged approximately $124,000 in redevelopment supervision fees during the year ended December 31, 2005, which is included in investment property.  At December 31, 2005, approximately $392,000 was owed to affiliates for unpaid reimbursements, which are included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

In accordance with the Partnership Agreement, an affiliate of NHP advanced the Partnership approximately $232,000 to fund the redevelopment project at Riverside Park Apartments (as discussed in “Note C” to the financial statements included in “Item 7. Financial Statements”) and approximately $618,000 to fund operating expenses and routine capital improvements during the year ended December 31, 2005. During the year ended December 31, 2004, an affiliate of NHP advanced the Partnership approximately $287,000 to fund capital improvements.  Interest accrues at the prime rate plus 2% (9.25% at December 31, 2005).  Interest expense was approximately $61,000 and less than $1,000 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, the amount of the outstanding advances and accrued interest was approximately $1,198,000 and is included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”. Subsequent to December 31, 2005, an affiliate of NHP advanced the Partnership approximately $485,000 to fund the redevelopment project and approximately $139,000 to fund operating expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with NHP. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $171,000 and $156,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 383.41 Units in the Partnership representing 67.74% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 67.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

NHP has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $28,000 for each of 2005 and 2004. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $7,000 and $5,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSIDE PARK ASSOCIATES LIMITED
PARTNERSHIP

By: AIMCO/RIVERSIDE PARK ASSOCIATES, GP,
LLC, A DELAWARE LIMITED LIABILITY
COMPANY, General Partner

By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Jeffrey W. Adler	Manager and Executive	Date: March 31, 2006
Jeffrey W. Adler	Vice President

/s/David R. Robertson	Manager, President	Date: March 31, 2006
David R. Robertson	and Chief Executive Officer

/s/Stephen B. Waters	Vice President	Date: March 31, 2006
Stephen B. Waters

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

Index to Exhibits

Exhibit

Description of Exhibit

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

32.1

 Certification of equivalent of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant  to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________

(1)

Incorporated by reference to the Exhibits to the Registrant's Annual Report filed on Form 10-KSB on March 28, 2001.

Exhibit 31.1

CERTIFICATION

I, David R. Robertson, certify that:

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

Date:  March 31, 2006

/s/David R. Robertson

David R. Robertson

President and Chief Executive Officer of AIMCO/Riverside Park Associates GP, LLC, equivalent of the chief executive officer of the Partnership

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

Date:  March 31, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of AIMCO/Riverside Park Associates GP, LLC, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Riverside Park Associates Limited Partnership (the "Partnership"), for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: March 31, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 31, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.