Form 10QSB
period 2006-03-31
RIVERSIDE PARK ASSOCIATES LP
filed 2006-05-15
CIK 813812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

BALANCE SHEET

(Unaudited)

 (in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 198
Receivables and deposits		266
Other assets		1,057
Investment property:
Land	$ 6,357
Buildings and related personal property	85,704
	92,061
Less accumulated depreciation	(59,534)	32,527
		$ 34,048
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 938
Tenant security deposit liabilities		224
Accrued property taxes		228
Other liabilities		540
Due to affiliates (Note B)		2,354
Mortgage notes payable		51,724

Partners' Deficit:
General partner	$ (1,504)
Limited partners (566 units issued and outstanding)	(20,456)	(21,960)
		$ 34,048

See Accompanying Notes to Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Rental income	$ 2,789	$ 3,221
Other income	317	383
Casualty gain (Note D)	37	--
Total revenues	3,143	3,604

Expenses:
Operating	1,247	1,329
General and administrative	146	118
Depreciation	1,021	969
Interest	652	1,025
Property taxes	173	237
Total expenses	3,239	3,678

Net loss	$ (96)	$ (74)

Net loss allocated to general partner (3%)	$ (3)	$ (2)
Net loss allocated to limited partners (97%)	(93)	(72)
	$ (96)	$ (74)

Net loss per limited partnership unit	$ (164.31)	$ (127.21)

See Accompanying Notes to Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	566	$ --	$ 47,533	$ 47,533

Partners' deficit at
December 31, 2005	566	$(1,501)	$(20,363)	$(21,864)

Net loss for the three months
ended March 31, 2006	--	(3)	(93)	(96)

Partners' deficit
at March 31, 2006	566	$(1,504)	$(20,456)	$(21,960)

See Accompanying Notes to Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (96)	$ (74)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	1,021	969
Casualty gain	(37)	--
Amortization of loan costs	12	12
Change in accounts:
Receivables and deposits	(52)	(16)
Other assets	(148)	(197)
Accounts payable	217	51
Tenant security deposit liabilities	2	(9)
Accrued property taxes	228	237
Other liabilities	66	(68)
Due to affiliates	140	99
Net cash provided by operating activities	1,353	1,004

Cash flows from investing activities:
Property improvements and replacements	(1,503)	(733)
Insurance proceeds received	50	--
Net cash used in investing activities	(1,453)	(733)

Cash flows from financing activities:
Payments on mortgage notes payable	(500)	(492)
Advances from affiliate	624	337
Net cash provided by (used in) financing
activities	124	(155)

Net increase in cash and cash equivalents	24	116

Cash and cash equivalents at beginning of period	174	576

Cash and cash equivalents at end of period	$ 198	$ 692

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 970	$ 1,053
Supplemental disclosure of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 561	$ 68

At December 31, 2005 and 2004, property improvements and replacements and accounts payable were adjusted by approximately $217,000 and $314,000, respectively, for non-cash activity.

See Accompanying Notes to Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of AIMCO/Riverside Park Associates, GP, LLC (“AIMCO GP” or the “General Partner”), a wholly-owned subsidiary of NHP Management Company (“NHP”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.  For further information, refer to the financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-KSB for the year ended December 31, 2005.  AIMCO GP and NHP are affiliates of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase. For 2006 and 2005, the annual partnership and investor service fee is estimated at approximately $314,000 and $296,000, respectively.

Affiliates of the General Partner receive 4% of gross receipts from the Partnership's investment property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $125,000 and $144,000 for the three months ended March 31, 2006 and 2005, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $190,000 and $122,000 for the three months ended March 31, 2006 and 2005, respectively, which are included in general and administrative expenses and investment property. These amounts include the annual partnership and investor service fee discussed above. The portion of these reimbursements included in investment properties for the three months ended March 31, 2006 and 2005 are fees related to construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the General Partner of approximately $8,000 and $10,000, respectively. In connection with the redevelopment project (as discussed in “Note C”), an affiliate of the General Partner is to receive a redevelopment supervision fee of 6% of the actual redevelopment costs, or approximately $4,949,000 based on current estimated redevelopment costs.  The Partnership was charged approximately $46,000 in redevelopment supervision fees during the three months ended March 31, 2006, which is included in investment property. At March 31, 2006, approximately $498,000 was owed to affiliates for unpaid reimbursements and are included in due to affiliates.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $485,000 to fund the redevelopment project at Riverside Park Apartments (as discussed in “Note C”) and approximately $139,000 to fund operating expenses during the three months ended March 31, 2006. During the three months ended March 31, 2005, an affiliate of the General Partner advanced the Partnership approximately $337,000 to fund capital improvements.  Interest accrues at the prime rate plus 2% (9.75% at March 31, 2006).  Interest expense was approximately $34,000 and $7,000 for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, the amount of the outstanding advances and accrued interest was approximately $1,856,000 and is included in due to affiliates. Subsequent to March 31, 2006, an affiliate of the General Partner advanced the Partnership approximately $310,000 to fund the redevelopment project and approximately $132,000 to fund operating expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $236,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $171,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C – Redevelopment of Property

In March 2005, the Partnership began a major redevelopment project at the property in order for it to remain competitive in the Fairfax area. Based on current redevelopment plans, the General Partner expects the redevelopment to be complete in December 2009 at a total cost of approximately $92,000,000.  The redevelopment is expected to consist of renovation and appliance upgrades to each apartment unit and the addition of a new clubhouse and fitness center. The Partnership expects to fund the redevelopment from operations and advances from an affiliate of the General Partner. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the three months ended March 31, 2006, approximately $364,000 of interest, approximately $56,000 of real estate taxes, and approximately $32,000 of other construction period operating costs were capitalized.  No such costs were capitalized during the three months ended March 31, 2005.

Note D – Casualty Event

In November 2005, Riverside Park Apartments experienced roof and water damage to five units and the leasing office. Insurance proceeds of approximately $50,000 were received during the three months ended March 31, 2006. The Partnership recognized a casualty gain of $37,000 during the three months ended March 31, 2006 as a result of the receipt of insurance proceeds offset by the write off of the undepreciated cost of the damaged asset of approximately $13,000.

Note E – Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks

7

to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the

8

Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's sole asset is a 1,229 unit apartment complex known as Riverside Park Apartments located in Fairfax County, Virginia.  Average occupancy for each of the three months ended March 31, 2006 and 2005 was 78% and 94%, respectively. The General Partner attributes the decrease in occupancy to the current redevelopment project at the property (as discussed in “Results of Operations”).

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2006 was approximately $96,000, as compared to a net loss of approximately $74,000 for the three months ended March 31, 2005.  The increase in net loss is due to a decrease in total revenues, partially offset by a decrease in total expenses. The decrease in total revenues is due to decreases in both rental and other income, partially offset by the recognition of a casualty gain during the three months ended March 31, 2006.  The decrease in rental income is due to the decrease in occupancy, partially offset by an increase in the average rental rate, at the Partnership’s investment property.  The decrease in other income is primarily due to decreases in utility reimbursements and laundry income at the property.

The decrease in total expenses is due to decreases in operating, interest, and property tax expenses, partially offset by increases in general and administrative and depreciation expenses. The decrease in operating expenses is due to decreases in property management fees as a result of the decrease in rental income, payroll related expenses and utilities and an increase in operating costs capitalized as a result of the redevelopment project at the property, partially offset by an increase in advertising expenses.  The decrease in interest expense is due to scheduled principal payments resulting in a lower carrying balance of the mortgages encumbering the property and interest capitalized at the property due to the redevelopment project which required 209 units to be vacated at March 31, 2006 in order to expedite redevelopment (as discussed below), partially offset by an increase in interest expense on advances from an affiliate of the General Partner. The decrease in property tax expense is due to a decreased tax rate and real estate taxes capitalized at the property as a result of the redevelopment project.  The increase in depreciation expense is due to property improvements and replacements placed into service at the property during the past twelve months.  General and administrative expenses increased primarily due to an increase in management reimbursements to the General Partner and its affiliates as allowed under the Partnership Agreement.  Also included in general and administrative expenses are the annual partnership and investor service fee as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In November 2005, Riverside Park Apartments experienced roof and water damage to five units and the leasing office. Insurance proceeds of approximately $50,000 were received during the three months ended March 31, 2006. The Partnership recognized a casualty gain of $37,000 during the three months ended March 31, 2006 as a result of the receipt of insurance proceeds offset by the write off of the undepreciated cost of the damaged asset of approximately $13,000.

In March 2005, the Partnership began a major redevelopment project at the property.  The property has had difficulty staying competitive and needed to be updated.  Therefore, in an effort to remain competitive in the Fairfax area, a significant redevelopment project was started.  Based on current redevelopment plans, the General Partner expects the redevelopment to be complete in December 2009 at a total cost of approximately $92,000,000.  During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property.  During the three months ended March 31, 2006, approximately $364,000 of interest, approximately $56,000 of real estate taxes, and approximately $32,000 of other construction period operating costs were capitalized. No such costs were capitalized during the three months ended March 31, 2005.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $198,000, compared to approximately $692,000 at March 31, 2005.  The increase in cash and cash equivalents of approximately $24,000, from December 31, 2005, is due to approximately $1,353,000 of cash provided by operating activities and approximately $124,000 of cash provided by financing activities, partially offset by approximately $1,453,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from affiliates of the General Partner partially offset by payments of principal made on the mortgages encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2006, the Partnership completed approximately $1,847,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $364,000, real estate taxes of approximately $56,000 and other construction period operating costs of approximately $32,000. These improvements were funded from operations and advances from an affiliate of the General Partner. In March 2005, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Fairfax area. Based on current redevelopment plans, the General Partner expects the redevelopment to be complete in December 2009 at a total cost of approximately $92,000,000.  The redevelopment is expected to consist of renovation and appliance upgrades to each apartment unit and the addition of a new clubhouse and fitness center.

The Partnership expects to fund the redevelopment from operations and advances from an affiliate of the General Partner. Certain other routine capital expenditures are anticipated during the remainder of 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from affiliates of the General Partner. Due to the extent of the redevelopment project planned at the property for the next several years, it is not expected that the Partnership will have any distributable cash flow during the redevelopment period.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first mortgage indebtedness of approximately $43,327,000 is being amortized over 240 months until the loan matures on July 1, 2020 at which time the loan is scheduled to be fully amortized.  The second mortgage indebtedness of approximately $8,397,000 is being amortized over 214 months until the loan matures on July 1, 2020, at which time the loan is scheduled to be fully amortized.

There were no distributions paid to the partners during the three months ended March 31, 2006 or 2005.  Future cash distributions will depend on the levels of cash generated from operations, refinancings and/or property sale. The Partnership’s cash available for distribution is reviewed on a monthly basis.  In light of the amounts accrued and payable to affiliates of the General Partner at March 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during the remainder of 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 383.41 limited partnership units (the "Units") in the Partnership representing 67.74% of the outstanding Units at March 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 67.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder.  As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Date: May 12, 2006

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

Date:  May 12, 2006

/s/ David R. Robertson

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

Date:  May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of AIMCO/Riverside Park Associates GP, LLC, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Riverside Park Associates Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: May 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.