Form 10QSB
period 2006-06-30
RIVERSIDE PARK ASSOCIATES LP
filed 2006-08-14
CIK 813812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

BALANCE SHEET

(Unaudited)

 (in thousands, except unit data)

June 30, 2006

Assets
Cash and cash equivalents		$ 174
Receivables and deposits		292
Other assets		1,044
Investment property:
Land	$ 6,357
Buildings and related personal property	87,414
	93,771
Less accumulated depreciation	(60,564)	33,207
		$ 34,717
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 1,141
Tenant security deposit liabilities		259
Accrued property taxes		457
Other liabilities		575
Due to affiliates (Note B)		3,330
Mortgage notes payable		51,214

Partners' Deficit:
General partner	$ (1,513)
Limited partners (566 units issued and outstanding)	(20,746)	(22,259)
		$ 34,717

See Accompanying Notes to Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Rental income	$ 2,854	$ 2,995	$ 5,643	$ 6,216
Other income	328	426	645	809
Casualty gain (Note D)	--	--	8	--
Total revenues	3,182	3,421	6,296	7,025

Expenses:
Operating	1,288	1,207	2,535	2,536
General and administrative	138	126	284	244
Depreciation	1,129	959	2,150	1,928
Interest	711	939	1,363	1,964
Property taxes	186	225	359	462
Casualty loss (Note D)	29	--	--	--
Total expenses	3,481	3,456	6,691	7,134

Net loss	$ (299)	$ (35)	$ (395)	$ (109)

Net loss allocated to general
partner (3%)	$ (9)	$ (1)	$ (12)	$ (3)
Net loss allocated to limited
partners (97%)	(290)	(34)	(383)	(106)

	$ (299)	$ (35)	$ (395)	$ (109)

Net loss per limited partnership unit	$ (512.37)	$ (60.07)	$ (676.68)	$ (187.28)

See Accompanying Notes to Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	566	$ --	$ 47,533	$ 47,533

Partners' deficit at
December 31, 2005	566	$(1,501)	$(20,363)	$(21,864)

Net loss for the six months
ended June 30, 2006	--	(12)	(383)	(395)

Partners' deficit
at June 30, 2006	566	$(1,513)	$ (20,746)	$(22,259)

See Accompanying Notes to Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (395)	$ (109)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	2,150	1,928
Amortization of loan costs	24	24
Casualty gain	(8)	--
Change in accounts:
Receivables and deposits	(78)	(11)
Other assets	(147)	(226)
Accounts payable	104	189
Tenant security deposit liabilities	37	(15)
Accrued property taxes	457	474
Other liabilities	101	17
Due to affiliates	253	200
Net cash provided by operating activities	2,498	2,471

Cash flows from investing activities:
Property improvements and replacements	(3,025)	(1,492)
Insurance proceeds received	50	--
Net cash used in investing activities	(2,975)	(1,492)

Cash flows from financing activities:
Payments on mortgage notes payable	(1,010)	(938)
Advances from affiliate	1,487	337
Net cash provided by (used in) financing activities	477	(601)

Net increase in cash and cash equivalents	--	378

Cash and cash equivalents at beginning of period	174	576

Cash and cash equivalents at end of period	$ 174	$ 954

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,931	$ 2,003

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 877	$ 304

At December 31, 2005 and 2004, approximately $217,000 and $314,000, respectively of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the six months ended June 30, 2006 and 2005, respectively.

See Accompanying Notes to Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of AIMCO/Riverside Park Associates, GP, LLC (“AIMCO GP” or the “General Partner”), a wholly-owned subsidiary of NHP Management Company (“NHP”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.  For further information, refer to the financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.  AIMCO GP and NHP are affiliates of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

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

Affiliates of the General Partner receive 4% of gross receipts from the Partnership's investment property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $246,000 and $282,000 for the six months ended June 30, 2006 and 2005, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $406,000 and $238,000 for the six months ended June 30, 2006 and 2005, respectively, which are included in general and administrative expenses and investment property. These amounts include the annual partnership and investor service fee discussed above. The portion of these reimbursements included in investment properties for the six months ended June 30, 2006 and 2005 are fees related to construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the General Partner of approximately $70,000 and $10,000, respectively. In connection with the redevelopment project (as discussed in “Note C”), an affiliate of the General Partner is to receive a redevelopment supervision fee of 6% of the actual redevelopment costs, or approximately $4,949,000 based on current estimated redevelopment costs.  The Partnership was charged approximately $81,000 in redevelopment supervision fees during the six months ended June 30, 2006, which is included in investment property. At June 30, 2006, approximately $549,000 was owed to affiliates for unpaid reimbursements and are included in due to affiliates.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $1,066,000 to fund the redevelopment project at Riverside Park Apartments (as discussed in “Note C”) and approximately $421,000 to fund operating expenses during the six months ended June 30, 2006. During the six months ended June 30, 2005, an affiliate of the General Partner advanced the Partnership approximately $337,000 to fund capital improvements.  Interest accrues at the prime rate plus 2% (10.25% at June 30, 2006).  Interest expense was approximately $96,000 and $19,000 for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, the amount of the outstanding advances and accrued interest was approximately $2,781,000 and is included in due to affiliates. Subsequent to June 30, 2006, an affiliate of the General Partner advanced the Partnership approximately $1,077,000 to fund the redevelopment project and operating expenses at the property.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2006, the Partnership was charged by AIMCO and its affiliates approximately $285,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $171,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C – Redevelopment of Property

In March 2005, the Partnership began a major redevelopment project at the property in order for it to remain competitive in the Fairfax area. Based on current redevelopment plans, the General Partner expects the redevelopment to be complete in December 2009 at a total cost of approximately $92,000,000.  The redevelopment is expected to consist of renovation and appliance upgrades to each apartment unit and the addition of a new clubhouse and fitness center. The Partnership expects to fund the redevelopment from operations and advances from an affiliate of the General Partner. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the six months ended June 30, 2006 and 2005, approximately $685,000  and $71,000, respectively, of interest, approximately $97,000 and $12,000, respectively, of real estate taxes, and approximately $39,000 and $11,000, respectively, of other construction period operating costs were capitalized.

Note D – Casualty Event

In November 2005, Riverside Park Apartments experienced roof and water damage to five units and the leasing office. Insurance proceeds of approximately $50,000 were received during the six months ended June 30, 2006. The Partnership recognized a casualty gain of approximately $8,000 during the six months ended June 30, 2006 as a result of the receipt of insurance proceeds offset by the write off of the undepreciated cost of the damaged asset of approximately $42,000. During the three months ended June 30, 2006 the Partnership reduced the casualty gain recognized in the three months ended March 31, 2006 by approximately $29,000 as a result of a change in the estimated building damages at the property. Subsequent to June 30, 2006, the Partnership received additional proceeds of approximately $267,000 and expects to recognize an additional casualty gain of approximately $267,000 during the third quarter of 2006.

Note E – Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The

California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's sole asset is a 1,229 unit apartment complex known as Riverside Park Apartments located in Fairfax County, Virginia.  Average occupancy for the six months ended June 30, 2006 and 2005 was 78% and 90%, respectively. The General Partner attributes the decrease in occupancy to the current redevelopment project at the property (as discussed in “Results of Operations”).

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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2006 was approximately $299,000 and $395,000, respectively, as compared to net loss of approximately $35,000 and $109,000 for the three and six months ended June 30, 2005, respectively.  The increase in net loss for the three months ended June 30, 2006 is due to a decrease in total revenues and an increase in total expenses. The increase in net loss for the six months ended June 30, 2006 is due to a decrease in total revenues, partially offset by a decrease in total expenses. The decrease in total revenues for both periods is due to decreases in both rental and other income. The decrease in total revenues for the six months ended June 30, 2006 was partially offset by the recognition of a casualty gain (as discussed below).  The decrease in rental income for both periods is due to the decrease in occupancy, partially offset by an increase in the average rental rate, at the Partnership’s investment property.  The decrease in other income for both periods is primarily due to a decrease in utility reimbursements at the property.

The increase in total expenses for the three months ended June 30, 2006 is due to increases in operating, depreciation and general and administrative expenses and the recognition of a casualty loss, partially offset by decreases in interest and property tax expenses. The decrease in total expenses for the six months ended June 30, 2006 is due to decreases in interest and property tax expenses, partially offset by increases in general and administrative and depreciation expenses. Operating expenses remained relatively constant for the six months ended June 30, 2006. The increase in operating expenses for the three months ended June 30, 2006 is primarily due to increases in contract services, advertising expense, insurance expense as a result of increased premiums, and payroll related expenses, partially offset by decreases in property management fees as a result of the decrease in rental income, utilities and an increase in operating costs capitalized as a result of the redevelopment project at the property (as discussed below). The increase in operating expenses is also due to the recording of a liability during the three months ended June 30, 2006 relating to forfeiture of unclaimed property pursuant to applicable state and local laws.  Based on inquiries from state officials, affiliates of the General Partner have reviewed the Partnership’s historic forfeiture of unclaimed property pursuant to applicable state and local laws and, as a result, the Partnership has recorded an estimate of amounts that may be due. The increase in depreciation expense for both periods is due to property improvements and replacements placed into service at the property during the past twelve months.  The decrease in interest expense for both the three and six months ended June 30, 2006 is due to scheduled principal payments resulting in a lower carrying balance of the mortgages encumbering the property and interest capitalized at the property due to the redevelopment project which required 156 units to be vacated at June 30, 2006 in order to expedite redevelopment, partially offset by an increase in interest expense on advances from an affiliate of the General Partner. The decrease in property tax expense for both periods is due to a decreased tax rate and real estate taxes capitalized at the property as a result of the redevelopment project.  General and administrative expenses increased for the three months ended June 30, 2006 primarily due to an increase in professional expenses associated with the administration of the Partnership. General and administrative expenses increased for the six months ended June 30, 2006 primarily due to an increase in management reimbursements to the General Partner and its affiliates as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2006 and 2005 are the annual partnership and investor service fee as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In November 2005, Riverside Park Apartments experienced roof and water damage to five units and the leasing office. Insurance proceeds of approximately $50,000 were received during the six months ended June 30, 2006. The Partnership recognized a casualty gain of approximately $8,000 during the six months ended June 30, 2006 as a result of the receipt of insurance proceeds offset by the write off of the undepreciated cost of the damaged asset of approximately $42,000. During the three months ended June 30, 2006 the Partnership reduced the casualty gain recognized in the three months ended March 31, 2006 by approximately $29,000 as a result of a change in the estimated building damages at the property. Subsequent to June 30, 2006, the Partnership received additional proceeds of approximately $267,000 and expects to recognize an additional casualty gain of approximately $267,000 during the third quarter of 2006.

In March 2005, the Partnership began a major redevelopment project at the property in order for it to remain competitive in the Fairfax area. Based on current redevelopment plans, the General Partner expects the redevelopment to be complete in December 2009 at a total cost of approximately $92,000,000.  The redevelopment is expected to consist of renovation and appliance upgrades to each apartment unit and the addition of a new clubhouse and fitness center. The Partnership expects to fund the redevelopment from operations and advances from an affiliate of the General Partner. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the six months ended June 30, 2006 and 2005, approximately $685,000  and $71,000, respectively, of interest, approximately $97,000 and $12,000, respectively, of real estate taxes, and approximately $39,000 and $11,000, respectively, of other construction period operating costs were capitalized.

Liquidity and Capital Resources

At June 30, 2006, the Partnership had cash and cash equivalents of approximately $174,000, compared to approximately $954,000 at June 30, 2005. There was no net change in cash from December 31, 2005 as approximately $2,498,000 of cash provided by operating activities and approximately $477,000 of cash provided by financing activities was offset by approximately $2,975,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate of the General Partner, partially offset by payments of principal made on the mortgages encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the six months ended June 30, 2006, the Partnership completed approximately $3,685,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $685,000, real estate taxes of approximately $97,000 and other construction period operating costs of approximately $39,000. These improvements were funded from operations and advances from an affiliate of the General Partner. In March 2005, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Fairfax area. Based on current redevelopment plans, the General Partner expects the redevelopment to be complete in December 2009 at a total cost of approximately $92,000,000.  The redevelopment is expected to consist of renovation and appliance upgrades to each apartment unit and the addition of a new clubhouse and fitness center. The Partnership expects to fund the redevelopment from operations and advances from an affiliate of the General Partner. Certain other routine capital expenditures are anticipated during the remainder of 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from affiliates of the General Partner. Due to the extent of the redevelopment project planned at the property for the next several years, it is not expected that the Partnership will have any distributable cash flow during the redevelopment period.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The first mortgage indebtedness of approximately $42,905,000 is being amortized over 240 months until the loan matures on July 1, 2020 at which time the loan is scheduled to be fully amortized.  The second mortgage indebtedness of approximately $8,309,000 is being amortized over 214 months until the loan matures on July 1, 2020, at which time the loan is scheduled to be fully amortized.

There were no distributions paid to the partners during the six months ended June 30, 2006 or 2005.  Future cash distributions will depend on the levels of cash generated from operations, refinancings and/or property sale. The Partnership’s cash available for distribution is reviewed on a monthly basis.  In light of the amounts accrued and payable to affiliates of the General Partner at June 30, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during the remainder of 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 383.41 limited partnership units (the "Units") in the Partnership representing 67.74% of the outstanding Units at June 30, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the

Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 67.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder.  As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

By: AIMCO/RIVERSIDE PARK ASSOCIATES, GP, LLC,
A DELAWARE LIMITED LIABILITY COMPANY,
General Partner

Date: August 11, 2006	By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

Date: August 11, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

Date:  August 11, 2006

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

Date:  August 11, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of AIMCO/Riverside Park Associates GP, LLC, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Riverside Park Associates Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: August 11, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 11, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.