Form 10QSB
period 2006-09-30
RIVERSIDE PARK ASSOCIATES LP
filed 2006-11-13
CIK 813812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

BALANCE SHEET

(Unaudited)

 (in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 22,915
Receivables and deposits		215
Other assets		1,674
Investment property:
Land	$ 6,357
Buildings and related personal property	91,290
	97,647
Less accumulated depreciation	(61,487)	36,160
		$ 60,964
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 1,131
Tenant security deposit liabilities		233
Accrued property taxes		201
Other liabilities		252
Due to affiliates (Note B)		627
Mortgage notes payable (Note C)		80,489

Partners' Deficit:
General partner	$ (1,504)
Limited partners (566 units issued and outstanding)	(20,465)	(21,969)
		$ 60,964

See Accompanying Notes to Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$ 2,922	$ 2,856	$ 8,565	$ 9,072
Other income	347	376	992	1,185
Casualty gain (Note E)	266	--	274	--
Total revenues	3,535	3,232	9,831	10,257

Expenses:
Operating	1,304	1,273	3,839	3,809
General and administrative	147	125	431	369
Depreciation	930	952	3,080	2,880
Interest	738	653	2,101	2,617
Property taxes	126	121	485	583
Total expenses	3,245	3,124	9,936	10,258

Net income (loss)	$ 290	$ 108	$ (105)	$ (1)

Net income (loss) allocated to
general partner (3%)	$ 9	$ 3	$ (3)	$ --
Net income (loss) allocated to
limited partners (97%)	281	105	(102)	(1)

	$ 290	$ 108	$ (105)	$ (1)

Net income (loss) per limited
partnership unit	$ 496.47	$ 185.51	$ (180.21)	$ (1.77)

See Accompanying Notes to Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	566	$ --	$ 47,533	$ 47,533

Partners' deficit at
December 31, 2005	566	$(1,501)	$(20,363)	$(21,864)

Net loss for the nine months
ended September 30, 2006	--	(3)	(102)	(105)

Partners' deficit
at September 30, 2006	566	$(1,504)	$(20,465)	$(21,969)

See Accompanying Notes to Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (105)	$ (1)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	3,080	2,880
Amortization of loan costs	36	36
Casualty gain	(274)	--
Change in accounts:
Receivables and deposits	(1)	(33)
Other assets	(97)	(144)
Accounts payable	112	347
Tenant security deposit liabilities	11	(5)
Accrued property taxes	201	216
Other liabilities	(222)	5
Due to affiliates	168	289
Net cash provided by operating activities	2,909	3,590
Cash flows from investing activities:
Property improvements and replacements	(6,927)	(2,770)
Insurance proceeds received	317	--
Net cash used in investing activities	(6,610)	(2,770)
Cash flows from financing activities:
Payments on mortgage notes payable	(1,735)	(1,420)
Proceeds from mortgage note payable	30,000	--
Repayment of advances from affiliate	(6,772)	--
Advances from affiliate	5,641	513
Loan costs paid	(692)	--
Net cash provided by (used in) financing activities	26,442	(907)
Net increase (decrease) in cash and cash equivalents	22,741	(87)
Cash and cash equivalents at beginning of period	174	576
Cash and cash equivalents at end of period	$ 22,915	$ 489
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 3,471	$ 2,992
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 859	$ 89

At December 31, 2005 and 2004, approximately $217,000 and $314,000, respectively of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the nine months ended September 30, 2006 and 2005, respectively.

See Accompanying Notes to Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of AIMCO/Riverside Park Associates, GP, LLC (“AIMCO GP” or the “General Partner”), a wholly-owned subsidiary of NHP Management Company (“NHP”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.  For further information, refer to the financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.  AIMCO GP and NHP are affiliates of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

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

Affiliates of the General Partner receive 4% of gross receipts from the Partnership's investment property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $380,000 and $412,000 for the nine months ended September 30, 2006 and 2005, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $648,000 and $354,000 for the nine months ended September 30, 2006 and 2005, respectively, which are included in general and administrative expenses and investment property. These amounts include the annual partnership and investor service fee discussed above. The portion of these reimbursements included in investment property for the nine months ended September 30, 2006 and 2005 are fees related to construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the General Partner of approximately $72,000 and $10,000, respectively. In connection with the redevelopment project (as discussed in “Note D”), an affiliate of the General Partner is to receive a redevelopment supervision fee of 6% of the actual redevelopment costs, or approximately $6,546,000 based on current estimated redevelopment costs.  The Partnership was charged approximately $196,000 in redevelopment supervision fees during the nine months ended September 30, 2006, which is included in investment property. At September 30, 2006, approximately $627,000 was owed to affiliates for unpaid reimbursements and are included in due to affiliates.  These unpaid reimbursements were paid subsequent to September 30, 2006.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $4,375,000 to fund the redevelopment project at Riverside Park Apartments (as discussed in “Note D”), approximately $666,000 to fund operating expenses and approximately $600,000 to fund a good faith deposit related to additional financing obtained on Riverside Park Apartments during the nine months ended September 30, 2006 (as discussed in “Note C”). During the nine months ended September 30, 2005, an affiliate of the General Partner advanced the Partnership approximately $176,000 to fund the redevelopment project at Riverside Park Apartments and approximately $337,000 to fund routine capital improvements.  Interest accrued at the prime rate plus 2% and was approximately $203,000 and $35,000 for the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006, the Partnership repaid the outstanding advances and accrued interest of approximately $7,036,000 from proceeds from the additional financing obtained on Riverside Park Apartments (as discussed in “Note C”). There were no outstanding advances or associated accrued interest due to affiliates of the General Partner at September 30, 2006.

In connection with the additional financing obtained on Riverside Park Apartments, the Partnership paid an affiliate of the General Partner approximately $300,000 for services provided. This fee has been capitalized and is included in other assets.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $292,000 and $171,000, respectively for insurance coverage and fees associated with policy claims administration.

Note C – Mortgage Financing

On September 29, 2006, the Partnership obtained a third mortgage loan in the principal amount of $30,000,000 on Riverside Park Apartments. The third mortgage bears interest at a fixed rate of 5.9% per annum and requires monthly payments of interest only beginning on October 1, 2006, until September 1, 2011. From October 1, 2011, through the maturity date of July 1, 2020, the third mortgage loan requires monthly payments of principal and interest of approximately $178,000 with a balloon payment of approximately $25,829,000 due at maturity.  As a condition of making the new mortgage, the Partnership was required to establish a debt service escrow, consisting of a line of credit of approximately $5,600,000, with the mortgage lender. Funds deposited into the debt service escrow will be released to the Partnership upon the achievement of certain rental and occupancy criteria. Also as a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage. Total capitalized loan costs associated with the new mortgage were approximately $692,000 and are included in other assets.

In connection with the third mortgage loan financing, the Partnership agreed to certain modifications of the existing first and second mortgage loans encumbering Riverside Park Apartments.  The modified terms consisted of consolidation of the previously outstanding principal balances into a single loan amount of approximately $50,489,000, a fixed interest rate of 7.449% per annum, and required monthly payments of interest only beginning on October 1, 2006, until September 1, 2011. From October 1, 2011, through the maturity date of July 1, 2020, the modified mortgage requires monthly payments of principal and interest of approximately $351,000 with a balloon payment of approximately $44,909,000 due at maturity. Prior to these modifications, the interest rate on the existing first and second mortgages consisted of fixed rates of 7.64% and 6.50% per annum, respectively, and required monthly payments of principal and interest of approximately $415,000 and $75,000, respectively through their maturity date of July 1, 2020, at which time the loans were scheduled to be fully amortized.

Note D – Redevelopment of Property

In March 2005, the Partnership began a major redevelopment project at the property in order for it to remain competitive in the Fairfax area. During the nine months ended September 30, 2006, the General Partner revised the estimated project costs from approximately $92,000,000 to approximately $119,000,000. Based on current plans, the General Partner expects the redevelopment to be complete in December 2009.  The redevelopment is expected to consist of renovation and appliance upgrades to each apartment unit and the addition of a new clubhouse and fitness center. The Partnership expects to fund the redevelopment from operations, Partnership reserves, and advances from an affiliate of the General Partner. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the nine months ended September 30, 2006 and 2005, approximately $1,021,000 and $431,000, respectively, of interest, approximately $125,000 and $64,000, respectively, of real estate taxes, and approximately $57,000 and $91,000, respectively, of other construction period operating costs were capitalized.

Note E – Casualty Event

In November 2005, Riverside Park Apartments experienced roof and water damage to five units and the leasing office. Insurance proceeds of approximately $317,000 were received during the nine months ended September 30, 2006. The Partnership recognized a casualty gain of approximately $274,000 during the nine months ended September 30, 2006 as a result of the receipt of insurance proceeds, partially offset by the write off of the undepreciated cost of the damaged asset of approximately $43,000.

Note F – Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's sole asset is a 1,229 unit apartment complex known as Riverside Park Apartments located in Fairfax County, Virginia.  Average occupancy for the nine months ended September 30, 2006 and 2005 was 79% and 87%, respectively. The General Partner attributes the decrease in occupancy to the current redevelopment project at the property (as discussed in “Results of Operations”).

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

Results of Operations

The Partnership reported net income of approximately $290,000 and net loss of approximately $105,000 for the three and nine months ended September 30, 2006, respectively, compared to net income of approximately $108,000 and net loss of approximately $1,000 for the three and nine months ended September 30, 2005, respectively.  The increase in net income for the three months ended September 30, 2006 is due to an increase in total revenues, partially offset by an increase in total expenses. The increase in net loss for the nine months ended September 30, 2006 is due to a decrease in total revenues, partially offset by a decrease in total expenses. The increase in total revenues for the three months ended September 30, 2006 is due to the recognition of a casualty gain during 2006 (as discussed below) and an increase in rental income, partially offset by a decrease in other income. The decrease in total revenues for the nine months ended September 30, 2006 is due to decreases in both rental and other income, partially offset by the recognition of a casualty gain.  The increase in rental income for the three months ended September 30, 2006 is primarily due to an increase in the average rental rate, partially offset by a decrease in occupancy at Riverside Park Apartments. The decrease in rental income for the nine months ended September 30, 2006 is due to a decrease in occupancy, partially offset by an increase in the average rental rate at the Partnership’s investment property.  The decrease in other income for both periods is primarily due to a decrease in utility reimbursements at the Partnership’s investment property.

The increase in total expenses for the three months ended September 30, 2006 is primarily due to increases in operating, general and administrative and interest expenses. The decrease in total expenses for the nine months ended September 30, 2006 is primarily due to decreases in interest and property tax expenses, partially offset by increases in operating, general and administrative and depreciation expenses.  The increase in operating expenses for both periods is primarily due to increases in advertising and hazard insurance premiums, partially offset by a decrease in utility expenses at Riverside Park Apartments. The increase in interest expense for the three months ended September 30, 2006 is due to an increase in interest expense on advances from an affiliate of the General Partner and a decrease in interest capitalized at the property due to the redevelopment project, partially offset by scheduled principal payments resulting in a lower carrying balance of the mortgages encumbering the property. The decrease in interest expense for the nine months ended September 30, 2006 is due to an increase in interest capitalized at the property due to the redevelopment project and scheduled principal payments resulting in a lower carrying balance of the mortgages encumbering the property, partially offset by an increase in interest expense on advances from an affiliate of the General Partner. The decrease in property tax expense for the nine months ended September 30, 2006 is due to a decreased tax rate and an increase in real estate taxes capitalized at the property as a result of the redevelopment project. The increase in depreciation expense for the nine months ended September 30, 2006 is due to property improvements and replacements placed into service at the property during the past twelve months.  The increase in general and administrative expenses for both periods is primarily due to increases in management reimbursements to the General Partner and its affiliates as allowed under the Partnership Agreement and the annual partnership and investor service fee as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In November 2005, Riverside Park Apartments experienced roof and water damage to five units and the leasing office. Insurance proceeds of approximately $317,000 were received during the nine months ended September 30, 2006. The Partnership recognized a casualty gain of approximately $274,000 during the nine months ended September 30, 2006 as a result of the receipt of insurance proceeds, partially offset by the write off of the undepreciated cost of the damaged asset of approximately $43,000.

In March 2005, the Partnership began a major redevelopment project at the property in order for it to remain competitive in the Fairfax area. During the nine months ended September 30, 2006, the General Partner revised the estimated project costs from approximately $92,000,000 to approximately $119,000,000. Based on current plans, the General Partner expects the redevelopment to be complete in December 2009.  The redevelopment is expected to consist of renovation and appliance upgrades to each apartment unit and the addition of a new clubhouse and fitness center. The Partnership expects to fund the redevelopment from operations, Partnership reserves, and advances from an affiliate of the General Partner. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the nine months ended September 30, 2006 and 2005, approximately $1,021,000 and $431,000, respectively, of interest, approximately $125,000 and $64,000, respectively, of real estate taxes, and approximately $57,000 and $91,000, respectively, of other construction period operating costs were capitalized.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $22,915,000, compared to approximately $489,000 at September 30, 2005. The increase in cash and cash equivalents of approximately $22,741,000, from December 31, 2005, is due to approximately $26,442,000 and $2,909,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $6,610,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the additional financing obtained on the Partnership’s investment property and advances from an affiliate of the General Partner, partially offset by payments of principal made on the mortgages encumbering the Partnership’s property, repayment of advances from an affiliate of the General Partner, and payment of loan costs associated with the new financing (as discussed below). Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the nine months ended September 30, 2006, the Partnership completed approximately $7,569,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $1,021,000, real estate taxes of approximately $125,000 and other construction period operating costs of approximately $57,000. These improvements were funded from operations and advances from an affiliate of the General Partner. In March 2005, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Fairfax area. During the nine months ended September 30, 2006, the General Partner revised the estimated project cost from approximately $92,000,000 to approximately $119,000,000. Based on current plans, the General Partner expects the redevelopment to be complete in December 2009.  The redevelopment is expected to consist of renovation and appliance upgrades to each apartment unit and the addition of a new clubhouse and fitness center. The Partnership expects to fund the redevelopment from operations, Partnership reserves, and advances from an affiliate of the General Partner. Certain other routine capital expenditures are anticipated during the remainder of 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from affiliates of the General Partner. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.

On September 29, 2006, the Partnership obtained a third mortgage loan in the principal amount of $30,000,000 on Riverside Park Apartments. The third mortgage bears interest at a fixed rate of 5.9% per annum and requires monthly payments of interest only beginning on October 1, 2006, until September 1, 2011. From October 1, 2011, through the maturity date of July 1, 2020, the third mortgage loan requires monthly payments of principal and interest of approximately $178,000 with a balloon payment of approximately $25,829,000 due at maturity.  As a condition of making the new mortgage, the Partnership was required to establish a debt service escrow, consisting of a line of credit of approximately $5,600,000, with the mortgage lender. Funds deposited into the debt service escrow will be released to the Partnership upon the achievement of certain rental and occupancy criteria. Also as a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage. Total capitalized loan costs associated with the new mortgage were approximately $692,000 and are included in other assets.

In connection with the third mortgage loan financing, the Partnership agreed to certain modifications of the existing first and second mortgage loans encumbering Riverside Park Apartments.  The modified terms consisted of consolidation of the previously outstanding principal balances into a single loan amount of approximately $50,489,000, a fixed interest rate of 7.449% per annum, and required monthly payments of interest only beginning on October 1, 2006, until September 1, 2011. From October 1, 2011, through the maturity date of July 1, 2020, the modified mortgage requires monthly payments of principal and interest of approximately $351,000 with a balloon payment of approximately $44,909,000 due at maturity. Prior to these modifications, the interest rate on the existing first and second mortgages consisted of fixed rates of 7.64% and 6.50% per annum, respectively, and required monthly payments of principal and interest of approximately $415,000 and $75,000, respectively through their maturity date of July 1, 2020, at which time the loans were scheduled to be fully amortized.

There were no distributions paid to the partners during the nine months ended September 30, 2006 or 2005.  Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, refinancings and/or property sale. The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during the remainder of 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 383.41 limited partnership units (the "Units") in the Partnership representing 67.74% of the outstanding Units at September 30, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 67.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder.  As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs during periods in which redevelopment and construction projects are in progress.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

By: AIMCO/RIVERSIDE PARK ASSOCIATES, GP, LLC,
A DELAWARE LIMITED LIABILITY COMPANY,
General Partner

Date: November 13, 2006	By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

Date: November 13, 2006	By: /s/Stephen B. Waters
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

10(g)

Form of Multifamily Note dated September 29, 2006, between AIMCO Riverside Park, L.L.C., a Delaware limited liability company and Wells Fargo Bank, N.A. Incorporated by reference to the Exhibits to the Registrant’s Current Report on Form 8-K dated September 29, 2006 and filed on October 5, 2006.

10(h)

Form of Consolidated, Amended and Restated Multifamily Note dated September 29, 2006, between AIMCO Riverside Park, L.L.C., a Delaware limited liability company and the Federal Home Loan Mortgage Corporation. Incorporated by reference to the Exhibits to the Registrant’s Current Report on Form 8-K dated September 29, 2006 and filed on October 5, 2006.

10(i)

Form of Guaranty dated September 29, 2006 between AIMCO Properties, L.P. A Delaware limited partnership and the Federal Home Loan Mortgage Corporation. Incorporated by reference to the Exhibits to the Registrant’s Current Report on Form 8-K dated September 29, 2006 and filed on October 5, 2006.

10(j)

Form of Consolidated, Amended and Restated Guaranty dated September 29, 2006 between AIMCO Properties, L.P., a Delaware limited partnership and the Federal Home Loan Mortgage Corporation. Incorporated by reference to the Exhibits to the Registrant’s Current Report on Form 8-K dated September 29, 2006 and filed on October 5, 2006.

10(k)

Form of Debt Service Escrow Agreement dated September 29, 2006, between AIMCO Riverside Park, L.L.C., a Delaware limited liability company and Wells Fargo Bank, N.A. Incorporated by reference to the Exhibits to the Registrant’s Current Report on Form 8-K dated September 29, 2006 and filed on October 5, 2006.

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

Date:  November 13, 2006

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

Date:  November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of AIMCO/Riverside Park Associates GP, LLC, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Riverside Park Associates Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.