Form 10KSB
period 2006-12-31
RIVERSIDE PARK ASSOCIATES LP
filed 2007-03-22
CIK 813812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $12,807,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant; and therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

Riverside Park Associates Limited Partnership (the "Registrant" or "Partnership") was formed on May 14, 1986 pursuant to the Delaware Revised Uniform Limited Partnership Act for the purpose of operating and holding for investment an apartment complex known as "Riverside Park".  The general partner of the Registrant is AIMCO/Riverside Park Associates GP, LLC (“AIMCO GP” or the "General Partner"), a wholly owned subsidiary of AIMCO/Bethesda Holdings, Inc. (“AIMCO/Bethesda”), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

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

The Registrant has no employees.  Management and administrative services are performed by the General Partner and by agents retained by the General Partner and its affiliates.  An affiliate of the General Partner provided such property management services for the residential property for the years ended December 31, 2006 and 2005.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the property. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments at the property and the rents that may be charged for such apartments.  While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.  These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Schedule of Property

Set forth below is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis for the Property:

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)			(in thousands)

Riverside Park
Apartments	$108,152	$62,514	5-30 yrs	S/L	$36,118

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7 - Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's investment property:

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)
Riverside Park
Apartments
1st mortgage	$50,489	7.45%(1)	360 months	07/01/20	$44,909
2nd mortgage	30,000	5.90%(1)	360 months	07/01/20	25,829
	$80,489				$70,738

(1)

Fixed rate mortgage.

(2)

See “Note B – Mortgage Notes Payable” to the financial statements included in “Item 7. Financial Statements” for information with respect to the Partnership's ability to prepay the loans and other specific details about the loans.

On September 29, 2006, the Partnership obtained an additional mortgage loan in the principal amount of $30,000,000 on Riverside Park Apartments. This mortgage bears interest at a fixed rate of 5.9% per annum and requires monthly payments of interest only beginning on October 1, 2006, until September 1, 2011. From October 1, 2011, through the maturity date of July 1, 2020, this mortgage loan requires monthly payments of principal and interest of approximately $178,000 with a balloon payment of approximately $25,829,000 due at maturity.  As a condition of making the new mortgage, the Partnership was required to establish a debt service escrow, consisting of a line of credit of approximately $5,600,000, with the mortgage lender. Funds deposited into the debt service escrow will be released to the Partnership upon the achievement of certain rental and occupancy criteria. Also as a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to make guarantees with respect to certain non-recourse carveout obligations and liabilities of the Partnership with respect to the new mortgage. Total capitalized loan costs associated with the new mortgage were approximately $692,000.

In connection with the additional mortgage loan financing, the Partnership agreed to certain modifications of the existing first and second mortgage loans encumbering Riverside Park Apartments.  The modified terms consisted of consolidation of the previously outstanding principal balances into a single loan amount of approximately $50,489,000, a fixed interest rate of 7.449% per annum, and required monthly payments of interest only beginning on October 1, 2006, until September 1, 2011. From October 1, 2011, through the maturity date of July 1, 2020, the modified mortgage requires monthly payments of principal and interest of approximately $351,000 with a balloon payment of approximately $44,909,000 due at maturity. Prior to these modifications, the interest rate on the existing first and second mortgages consisted of fixed rates of 7.64% and 6.50% per annum, respectively, and required monthly payments of principal and interest of approximately $415,000 and $75,000, respectively through their maturity date of July 1, 2020, at which time the loans were scheduled to be fully amortized.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2006 and 2005 were as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2006	2005	2006	2005

Riverside Park Apartments	$11,857	$11,369	77%	85%

The General Partner attributes the decrease in occupancy to the current redevelopment project at the property, as discussed below.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive.  The property is subject to competition from other residential apartment complexes in the area.  The General Partner believes that the property is adequately insured.  The property is an apartment complex which leases units for lease terms of one year or less.  No tenant leases 10% or more of the available rental space.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rate for 2006 were as follows:

	2006	2006
	Billing	Rate
	(in thousands)

Riverside Park Apartments	$803	0.89%

Capital Improvements

During the year ended December 31, 2006, the Partnership completed approximately $18,074,000 of capital improvements primarily arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $1,609,000, real estate taxes of approximately $216,000 and other construction period operating costs of approximately $102,000. These improvements were funded from operations and advances from an affiliate of the General Partner. In March 2005, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Fairfax area. During the year ended December 31, 2006, the General Partner revised the estimated project cost from approximately $92,000,000 to approximately $119,000,000. Based on current plans, the General Partner expects the redevelopment to be complete in December 2009.  The redevelopment is expected to consist of renovation and appliance upgrades to each apartment unit and the addition of a new clubhouse and fitness center. The Partnership expects to fund the redevelopment from operations, Partnership reserves, and advances from an affiliate of the General Partner. Certain other routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from affiliates of the General Partner. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.

Legal Proceedings

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2006.

PART II

Item 5.

Market for Registrant's Units of Limited Partnership Interest and Related Partner Matters

As of December 31, 2006, there were 272 holders of record of the 566 limited partnership units (the “Units”).  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.  As of December 31, 2006, affiliates of AIMCO owned 383.41 Units or 67.74%.

There were no distributions paid to the partners during the years ended December 31, 2006 or 2005.  Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancings and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the year 2007 or subsequent periods.  See “Item 2. Description of Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 383.41 Units in the Partnership representing 67.74% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 67.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the year ended December 31, 2006 was approximately $284,000, compared to net loss of approximately $155,000 for the year ended December 31, 2005. The increase in net loss is due to a decrease in total revenues, partially offset by a decrease in total expenses. The decrease in total revenues is due to decreases in both rental and other income, partially offset by the recognition of a casualty gain during 2006 (as discussed below). The decrease in rental income is due to a decrease in occupancy, partially offset by an increase in the average rental rate at the Partnership’s investment property.  The decrease in other income is primarily due to decreases in utility reimbursements, laundry income and lease cancellation fees at the Partnership’s investment property, partially offset by an increase in interest income as a result of higher average cash balances.

The decrease in total expenses is due to decreases in operating, interest and property tax expenses, partially offset by increases in general and administrative and depreciation expenses.  The decrease in operating expenses is primarily due to decreases in utility expenses, salaries and related benefits and property management fees as a result of the decrease in rental income, partially offset by an increase in hazard insurance premiums at Riverside Park Apartments. The decrease in interest expense is due to an increase in interest capitalized at the property due to the redevelopment project, partially offset by an increase in interest expense due to a higher average debt balance as a result of the refinancing of the mortgage loans encumbering Riverside Park Apartments as discussed in “Liquidity and Capital Resources” and an increase in interest expense on advances from an affiliate of the General Partner. The decrease in property tax expense is due to a decrease in the tax rate and an increase in real estate taxes capitalized at the property as a result of the redevelopment project, partially offset by an increase in the assessed value of the property. The increase in depreciation expense is due to property improvements and replacements placed into service at the property during the past twelve months.  The increase in general and administrative expenses is primarily due to increases in management reimbursements to the General Partner and its affiliates as allowed under the Partnership Agreement, the annual partnership and investor service fee as allowed under the Partnership Agreement and costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

In November 2005, Riverside Park Apartments experienced roof and water damage to five units and the leasing office. Insurance proceeds of approximately $340,000 were received during the year ended December 31, 2006. The Partnership recognized a casualty gain of approximately $297,000 during the year ended December 31, 2006 as a result of the receipt of insurance proceeds, partially offset by the write off of the undepreciated cost of the damaged asset of approximately $43,000.

In March 2005, the Partnership began a major redevelopment project at the property in order for it to remain competitive in the Fairfax area. During the year ended December 31, 2006, the General Partner revised the estimated project cost from approximately $92,000,000 to approximately $119,000,000. Based on current plans, the General Partner expects the redevelopment to be complete in December 2009.  The redevelopment is expected to consist of renovation and appliance upgrades to each apartment unit and the addition of a new clubhouse and fitness center. The Partnership expects to fund the redevelopment from operations, Partnership reserves, and advances from an affiliate of the General Partner. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the years ended December 31, 2006 and 2005, approximately $1,609,000 and $723,000, respectively, of interest, approximately $216,000 and $106,000, respectively, of real estate taxes, and approximately $102,000 and $139,000, respectively, of other construction period operating costs were capitalized.

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $15,246,000, compared to approximately $174,000 at December 31, 2005. The increase in cash and cash equivalents of approximately $15,072,000 is due to approximately $26,436,000 of cash provided by financing activities and approximately $3,385,000 of cash provided by operating activities, partially offset by approximately $14,749,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the additional financing obtained on the Partnership’s investment property and advances from an affiliate of the General Partner, partially offset by payments of principal made on the mortgages encumbering the Partnership’s property, repayment of advances from an affiliate of the General Partner, and payment of loan costs associated with the new financing (as discussed below). Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

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

In March 2005, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Fairfax area. During the year ended December 31, 2006, the General Partner revised the estimated project cost from approximately $92,000,000 to approximately $119,000,000. Based on current plans, the General Partner expects the redevelopment to be complete in December 2009.  The redevelopment is expected to consist of renovation and appliance upgrades to each apartment unit and the addition of a new clubhouse and fitness center. The Partnership expects to fund the redevelopment from operations, Partnership reserves, and advances from an affiliate of the General Partner. At the present time, there can be no assurance that the redevelopment will proceed as currently planned or that the redevelopment as currently planned will be successfully completed in the anticipated timeframe.  Many factors could cause the redevelopment as currently planned to be delayed or to cost the Partnership more than currently anticipated.  Such factors include local economic conditions, interest rates, shortages of materials or skilled labor, labor disputes, unforeseen environmental or engineering problems, work stoppages, scheduling problems, weather interference or natural disasters. Additional improvements may be incurred only if cash is available from operations, Partnership reserves, or advances from affiliates of the General Partner. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On September 29, 2006, the Partnership obtained an additional mortgage loan in the principal amount of $30,000,000 on Riverside Park Apartments. This mortgage bears interest at a fixed rate of 5.9% per annum and requires monthly payments of interest only beginning on October 1, 2006, until September 1, 2011. From October 1, 2011, through the maturity date of July 1, 2020, this mortgage loan requires monthly payments of principal and interest of approximately $178,000 with a balloon payment of approximately $25,829,000 due at maturity.  As a condition of making the new mortgage, the Partnership was required to establish a debt service escrow, consisting of a line of credit of approximately $5,600,000, with the mortgage lender. Funds deposited into the debt service escrow will be released to the Partnership upon the achievement of certain rental and occupancy criteria. Also as a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to make guarantees with respect to certain non-recourse carveout obligations and liabilities of the Partnership with respect to the new mortgage. Total capitalized loan costs associated with the new mortgage were approximately $692,000 and are included in other assets on the balance sheet included in “Item 7. Financial Statements”.

In connection with the additional mortgage loan financing, the Partnership agreed to certain modifications of the existing first and second mortgage loans encumbering Riverside Park Apartments.  The modified terms consisted of consolidation of the previously outstanding principal balances into a single loan amount of approximately $50,489,000, a fixed interest rate of 7.449% per annum, and required monthly payments of interest only beginning on October 1, 2006, until September 1, 2011. From October 1, 2011, through the maturity date of July 1, 2020, the modified mortgage requires monthly payments of principal and interest of approximately $351,000 with a balloon payment of approximately $44,909,000 due at maturity. Prior to these modifications, the interest rate on the existing first and second mortgages consisted of fixed rates of 7.64% and 6.50% per annum, respectively, and required monthly payments of principal and interest of approximately $415,000 and $75,000, respectively through their maturity date of July 1, 2020, at which time the loans were scheduled to be fully amortized.

There were no distributions paid to the partners during the years ended December 31, 2006 or 2005. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, refinancings and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the year 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 383.41 Units in the Partnership representing 67.74% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 67.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements".  The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment and construction projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs during periods in which redevelopment and construction projects are in progress.

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

Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2006

Statements of Operations - Years ended December 31, 2006 and 2005

Statements of Changes in Partners' Deficit - Years ended December 31, 2006 and 2005

Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

Riverside Park Associates Limited Partnership

We have audited the accompanying balance sheet of Riverside Park Associates Limited Partnership as of December 31, 2006, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverside Park Associates Limited Partnership at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 14, 2007

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

BALANCE SHEET

 (in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 15,246
Receivables and deposits		188
Other assets		1,570
Investment property (Notes B and C):
Land	$ 6,357
Buildings and related personal property	101,795
	108,152
Less accumulated depreciation	(62,514)	45,638
		$ 62,642
Liabilities and Partners' Deficit
Liabilities:
Accounts payable		$ 3,365
Tenant security deposit liabilities		200
Other liabilities		736
Mortgage notes payable (Note B)		80,489

Partners' Deficit:
General partner	$ (1,510)
Limited partners (566 units issued and outstanding)	(20,638)	(22,148)
		$ 62,642

See Accompanying Notes to Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

 (in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
Revenues:
Rental income	$ 11,126	$ 11,848
Other income	1,384	1,465
Casualty gain (Note F)	297	--
Total revenues	12,807	13,313

Expenses:
Operating	4,873	4,930
General and administrative	565	491
Depreciation	4,107	3,944
Interest	2,951	3,339
Property taxes	595	764

Total expenses	13,091	13,468

Net loss (Note D)	$ (284)	$ (155)

Net loss allocated to general partner (3%)	$ (9)	$ (5)
Net loss allocated to limited partners (97%)	(275)	(150)
	$ (284)	$ (155)

Net loss per limited partnership unit	$ (485.87)	$ (265.02)

See Accompanying Notes to Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	566	$ --	$ 47,533	$ 47,533

Partners' deficit at
December 31, 2004	566	$(1,496)	$(20,213)	$(21,709)

Net loss for the year ended
December 31, 2005	--	(5)	(150)	(155)

Partners' deficit at
December 31, 2005	566	(1,501)	(20,363)	(21,864)

Net loss for the year ended
December 31, 2006	--	(9)	(275)	(284)

Partners' deficit at
December 31, 2006	566	$(1,510)	$(20,638)	$(22,148)

See Accompanying Notes to Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (284)	$ (155)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	4,107	3,944
Amortization of loan costs	61	48
Casualty gain	(297)	--
Change in accounts:
Receivables and deposits	26	(8)
Other assets	(18)	(79)
Accounts payable	3	156
Tenant security deposit liabilities	(22)	1
Other liabilities	262	(127)
Due to affiliates	(453)	390
Net cash provided by operating activities	3,385	4,170

Cash flows from investing activities:
Property improvements and replacements	(15,089)	(3,511)
Insurance proceeds received	340	--
Net cash used in investing activities	(14,749)	(3,511)

Cash flows from financing activities:
Payments on mortgage notes payable	(1,735)	(1,911)
Proceeds from mortgage note payable	30,000	--
Repayment of advances from affiliate	(6,778)	--
Advances from affiliate	5,641	850
Loan costs paid	(692)	--
Net cash provided by (used in) financing activities	26,436	(1,061)

Net increase (decrease) in cash and cash equivalents	15,072	(402)

Cash and cash equivalents at beginning of year	174	576

Cash and cash equivalents at end of year	$ 15,246	$ 174

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 2,800	$ 3,248

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 3,202	$ 217

At December 31, 2004, approximately $314,000 of property improvements and replacements included in accounts payable are included in property improvements and replacements for the year ended December 31, 2005.

See Accompanying Notes to Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2006

Note A - Organization and Summary of Significant Accounting Policies

Organization:

Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant"), a Delaware limited partnership, was formed on May 14, 1986 to operate and hold for investment a three-building apartment complex known as Riverside Park. The Partnership will terminate on December 31, 2035 unless terminated prior to such date.  The general partner of the Partnership is AIMCO/Riverside Park Associates GP, LLC (“AIMCO GP” or the "General Partner"), a wholly owned subsidiary of AIMCO/Bethesda Holdings, Inc. (“AIMCO/Bethesda”), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Investment Property:

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  During the years ended December 31, 2006 and 2005, approximately $1,609,000 and $723,000, respectively, of interest, approximately $216,000 and $106,000, respectively, of real estate taxes, and approximately $102,000 and $139,000, respectively, of other construction period operating costs were capitalized. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

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

Deferred Costs:

Loan and other mortgage-related costs of approximately $1,644,000, net of accumulated amortization of approximately $310,000, are included in other assets and are being amortized over the terms of the respective loan agreements. Amortization expense was approximately $61,000 and $48,000 for 2006 and 2005, respectively, and is included in interest expense.  Amortization expense is expected to be approximately $98,000 for each of the years 2007 through 2011.

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

Fair Value of Financial Instruments:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments.  The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership’s long term debt approximates its carrying value.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $15,234,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease.  The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the apartment and is current on rental payments.

Advertising Costs:

The Partnership expenses the costs of advertising as incurred.  Advertising expense, included in operating expenses, was approximately $158,000 and $153,000 for the years ended December 31, 2006 and 2005, respectively.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements:

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal				Principal
	Balance At		Stated		Balance
	December 31,	Monthly	Interest	Maturity	Due At
Property	2006	Payment (1)	Rate	Date	Maturity
	(in thousands)				(in thousands)
Riverside Park
Apartments
1st mortgage	$50,489	$ 313	7.45%	07/01/20	$44,909
2nd mortgage	30,000	148	5.90%	07/01/20	25,829
	$80,489	$ 461			$70,738

(1)

Interest only until September 1, 2011.

The mortgage notes payable are fixed-rate mortgages that are nonrecourse and are secured by a pledge of the Partnership's rental property and by a pledge of revenues from the rental property.  The mortgage notes payable include a prepayment penalty if repaid prior to 180 days before maturity. Further, the property may not be sold subject to existing indebtedness.

On September 29, 2006, the Partnership obtained an additional mortgage loan in the principal amount of $30,000,000 on Riverside Park Apartments. This mortgage bears interest at a fixed rate of 5.9% per annum and requires monthly payments of interest only beginning on October 1, 2006, until September 1, 2011. From October 1, 2011, through the maturity date of July 1, 2020, this mortgage loan requires monthly payments of principal and interest of approximately $178,000 with a balloon payment of approximately $25,829,000 due at maturity.  As a condition of making the new mortgage, the Partnership was required to establish a debt service escrow, consisting of a line of credit of approximately $5,600,000, with the mortgage lender. Funds deposited into the debt service escrow will be released to the Partnership upon the achievement of certain rental and occupancy criteria. Also as a condition of making the new mortgage, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to make guarantees with respect to certain non-recourse carveout obligations and liabilities of the Partnership with respect to the new mortgage. Total capitalized loan costs associated with the new mortgage were approximately $692,000 and are included in other assets.

In connection with the additional mortgage loan financing, the Partnership agreed to certain modifications of the existing first and second mortgage loans encumbering Riverside Park Apartments.  The modified terms consisted of consolidation of the previously outstanding principal balances into a single loan amount of approximately $50,489,000, a fixed interest rate of 7.449% per annum, and required monthly payments of interest only beginning on October 1, 2006, until September 1, 2011. From October 1, 2011, through the maturity date of July 1, 2020, the modified mortgage requires monthly payments of principal and interest of approximately $351,000 with a balloon payment of approximately $44,909,000 due at maturity. Prior to these modifications, the interest rate on the existing first and second mortgages consisted of fixed rates of 7.64% and 6.50% per annum, respectively, and required monthly payments of principal and interest of approximately $415,000 and $75,000, respectively through their maturity date of July 1, 2020, at which time the loans were scheduled to be fully amortized.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2006 are as follows (in thousands):

2007	$ --
2008	--
2009	--
2010	--
2011	206
Thereafter	80,283
$80,489

Note C – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Riverside Park
Apartments	$80,489	$6,357	$52,768	$49,027

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)
		Buildings
		And
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life
				(in thousands)
Riverside Park
Apartments	$ 6,357	$101,795	$108,152	$62,514	05/15/86	5-30 yrs

In March 2005, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Fairfax area. During the year ended December 31, 2006, the General Partner revised the estimated project cost from approximately $92,000,000 to approximately $119,000,000. Based on current plans, the General Partner expects the redevelopment to be complete in December 2009.  The redevelopment is expected to consist of renovation and appliance upgrades to each apartment unit and the addition of a new clubhouse and fitness center. The Partnership expects to fund the redevelopment from operations, Partnership reserves, and advances from an affiliate of the General Partner. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the years ended December 31, 2006 and 2005, approximately $1,609,000 and $723,000, respectively, of interest, approximately $216,000 and $106,000, respectively, of real estate taxes, and approximately $102,000 and $139,000, respectively, of other construction period operating costs were capitalized.

Reconciliation of investment property and accumulated depreciation:

	Years Ended December 31,
	2006	2005
	(in thousands)
Investment Property
Balance at beginning of year	$ 90,272	$86,858
Property improvements	18,074	3,414
Disposal of property	(194)	--
Balance at end of year	$108,152	$90,272

Accumulated Depreciation
Balance at beginning of year	$58,558	$54,614
Additions charged to expense	4,107	3,944
Disposal of property	(151)	--
Balance at end of year	$62,514	$58,558

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2006 and 2005 is approximately $105,807,000 and $89,866,000 respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005 is approximately $69,689,000 and $67,863,000 , respectively.

Note D - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reportable in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable income (in thousands, except per unit data):

Years Ended December 31,
	2006	2005

Net loss as reported	$ (284)	$ (155)
Depreciation differences	2,281	1,032
Deferred revenue	75	(98)
Casualty gain	(297)	--
Other	10	(100)
Federal taxable income	$ 1,785	$ 679
Federal taxable income per
limited partnership unit (1)	$3,049.47	$1,159.63

(1)  For 2006 and 2005, allocations under the Internal Revenue Code section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income.

The following is a reconciliation between the Partnership’s reported amounts and Federal tax basis of net liabilities at December 31, 2006 (in thousands):

Net liabilities as reported	$(22,148)
Land and building	(2,345)
Accumulated depreciation	(7,175)
Deferred revenue	160
Syndication costs	5,636
Accounts payable	2,186
Other	32
Net liabilities-tax basis	$(23,654)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase.  For 2006 and 2005, the annual partnership and investor service fee was approximately $314,000 and $296,000, respectively.

Affiliates of the General Partner receive 4% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $494,000 and $530,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $1,157,000 and $595,000 for the years ended December 31, 2006 and 2005, respectively, which are included in general and administrative expenses and investment property.  These amounts include the annual partnership and investor service fee discussed above. The portion of these reimbursements included in investment property for the years ended December 31, 2006 and 2005 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the General Partner of approximately $78,000 and $10,000, respectively. In connection with the redevelopment project (as discussed in “Note C”), an affiliate of the General Partner is to receive a redevelopment supervision fee of 6% of the actual redevelopment costs, or approximately $6,546,000 based on current estimated redevelopment costs.  The Partnership was charged approximately $570,000 and $124,000 in redevelopment supervision fees during the years ended December 31, 2006 and 2005, respectively, which is included in investment property.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $4,375,000 to fund the redevelopment project at Riverside Park Apartments (as discussed in “Note C”), approximately $666,000 to fund operating expenses and approximately $600,000 to fund a good faith deposit related to additional financing obtained on Riverside Park Apartments during the year ended December 31, 2006 (as discussed in “Note B”). During the year ended December 31, 2005, an affiliate of the General Partner advanced the Partnership approximately $232,000 to fund the redevelopment project at Riverside Park Apartments and approximately $618,000 to fund operating expenses and routine capital improvements. Interest accrued at the prime rate plus 2% and was approximately $203,000 and $61,000 for the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2006, the Partnership repaid the outstanding advances and accrued interest of approximately $7,042,000 from proceeds from the additional financing obtained on Riverside Park Apartments. There were no outstanding advances or associated accrued interest due to affiliates of the General Partner at December 31, 2006.

In connection with the additional financing obtained on Riverside Park Apartments, the Partnership paid an affiliate of the General Partner approximately $300,000 for services provided. This fee has been capitalized and is included in other assets.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $292,000 and $171,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 383.41 Units in the Partnership representing 67.74% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note F – Casualty Event

In November 2005, Riverside Park Apartments experienced roof and water damage to five units and the leasing office. Insurance proceeds of approximately $340,000 were received during the year ended December 31, 2006. The Partnership recognized a casualty gain of approximately $297,000 during the year ended December 31, 2006 as a result of the receipt of insurance proceeds, partially offset by the write off of the undepreciated cost of the damaged asset of approximately $43,000.

Note G – Contingencies

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

Riverside Park Associates Limited Partnership (the "Partnership" or the "Registrant") has no directors or officers.  On October 28, 1997, IPT I LLC ("IPT I") was admitted as an associate general partner of Winthrop Financial Associates, a Maryland limited partnership (“Winthrop”), which at that time served as general partner of the Registrant.  As an associate general partner of Winthrop, IPT was vested with the authority to, subject to certain limitations, cause Winthrop to take actions as IPT deemed necessary and advisable in connection with the activities of the Partnership. IPT I subsequently assigned its associate general partner interest to its affiliate, NHP Management Company ("NHP Management"), a Delaware corporation. On April 30, 2004, Winthrop assigned its general partner interest to AIMCO/Riverside Park Associates GP, LLC (“AIMCO GP” or the “General Partner”), a member managed Delaware limited liability company in which NHP Management served as the sole member. NHP Management Company was subsequently merged into its parent company, AIMCO/Bethesda Holdings, Inc. (“AIMCO/Bethesda”) on October 11, 2005, and AIMCO/Bethesda thereby became the sole managing member of AIMCO GP.  AIMCO/Bethesda therefore manages the affairs of the Registrant through its sole membership interest in AIMCO GP.

As of December 31, 2006, the names of the officers of AIMCO/Bethesda and the position held by each of them, are as follows:

Jeffrey W. Adler	45	Director and Executive Vice President
David R. Robertson	41	Director, Chief Executive Officer and
		President
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

Jeffrey W. Adler has been Director and an Executive Vice President of AIMCO/Bethesda since February 2004.  Mr. Adler was appointed Executive Vice President, Conventional Property Operations of AIMCO in February 2004. Previously he served as Senior Vice President of Risk Management and Marketing of AIMCO from 2002 to 2004. Prior to joining AIMCO from 2000 to 2002, Mr. Adler was Vice President, Property/Casualty for Channelpoint, a software company.

David R. Robertson has been Director and President and Chief Executive Officer of AIMCO/Bethesda since February 2004.  Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002. Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital’s portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of AIMCO/Bethesda and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of AIMCO/Bethesda in February 2004 and of AIMCO in August 2001.  Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of AIMCO/Bethesda in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Thomas M. Herzog was appointed Chief Financial Officer of AIMCO/Bethesda and AIMCO in November 2005 and was appointed Executive Vice President of AIMCO/Bethesda and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of AIMCO/Bethesda and AIMCO in August 2005 and served as the Chief Accounting Officer of AIMCO/Bethesda and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of AIMCO/Bethesda and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of AIMCO/Bethesda and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of AIMCO/Bethesda and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the General Partner.

Except as indicated above, neither the Registrant, AIMCO/Bethesda nor the General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B.  There are no family relationships among the directors and officers of AIMCO/Bethesda.

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

The directors of AIMCO/Bethesda do not have a separate audit committee. As such, the board of directors of AIMCO/Bethesda fulfills the functions of an audit committee. The directors has determined that David R. Robertson meets the requirement of an "audit committee financial expert".

The directors and officers of AIMCO/Bethesda with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.

Executive Compensation

The Registrant is not required to and did not pay any compensation to the directors or officers of AIMCO/Bethesda during the year ended December 31, 2006.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding limited partnership units (the “Units”) of the Registrant owned by each person or entity which is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's Units, by the managing members and by all managing members and officers of the General Partner as a group as of December 31, 2006.

Entity	Number of Units	Percentage
AIMCO Properties, L.P.	182.75	32.29%
(an affiliate of AIMCO)
AIMCO IPLP, L.P.	200.66	35.45%
(an affiliate of AIMCO)

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO.  Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

AIMCO IPLP, L.P. is indirectly ultimately controlled by AIMCO.  Its business address is 55 Beattie Place, Greenville, South Carolina, 29602.

No director or officer of AIMCO/Bethesda owns any Units.

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase.  For 2006 and 2005, the annual partnership and investor service fee was approximately $314,000 and $296,000, respectively.

Affiliates of the General Partner receive 4% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $494,000 and $530,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses on the statements of operations included in “Item 7. Financial Statements”.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $1,157,000 and $595,000 for the years ended December 31, 2006 and 2005, respectively, which are included in general and administrative expenses and investment property on the financial statements included in “Item 7. Financial Statements”.  These amounts include the annual partnership and investor service fee discussed above. The portion of these reimbursements included in investment property for the years ended December 31, 2006 and 2005 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the General Partner of approximately $78,000 and $10,000, respectively. In connection with the redevelopment project (as discussed in “Note C – Investment Property and Accumulated Depreciation” to the financial statements included in “Item 7. Financial Statements”), an affiliate of the General Partner is to receive a redevelopment supervision fee of 6% of the actual redevelopment costs, or approximately $6,546,000 based on current estimated redevelopment costs.  The Partnership was charged approximately $570,000 and $124,000 in redevelopment supervision fees during the years ended December 31, 2006 and 2005, respectively, which is included in investment property.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $4,375,000 to fund the redevelopment project at Riverside Park Apartments (as discussed in “Note C - Investment Property and Accumulated Depreciation” to the financial statements included in “Item 7. Financial Statements”), approximately $666,000 to fund operating expenses and approximately $600,000 to fund a good faith deposit related to additional financing obtained on Riverside Park Apartments during the year ended December 31, 2006 (as discussed in “Note B – Mortgage Notes Payable” to the financial statements included in Item 7. Financial Statements”). During the year ended December 31, 2005, an affiliate of the General Partner advanced the Partnership approximately $232,000 to fund the redevelopment project at Riverside Park Apartments and approximately $618,000 to fund operating expenses and routine capital improvements. Interest accrued at the prime rate plus 2% and was approximately $203,000 and $61,000 for the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2006, the Partnership repaid the outstanding advances and accrued interest of approximately $7,042,000 from proceeds from the additional financing obtained on Riverside Park Apartments. There were no outstanding advances or associated accrued interest due to affiliates of the General Partner at December 31, 2006.

In connection with the additional financing obtained on Riverside Park Apartments, the Partnership paid an affiliate of the General Partner approximately $300,000 for services provided. This fee has been capitalized and is included in other assets on the balance sheet included in “Item 7. Financial Statements”.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $292,000 and $171,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 383.41 Units in the Partnership representing 67.74% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 67.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of AIMCO/Bethesda’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of AIMCO/Bethesda.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007. The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $33,000 and $28,000 for 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $7,000 for each of the years 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSIDE PARK ASSOCIATES LIMITED
PARTNERSHIP, a Delaware limited partnership

By: AIMCO/RIVERSIDE PARK ASSOCIATES, GP,
LLC, a Delaware limited liability
company, Its General Partner

By: AIMCO/BETHESDA HOLDINGS, INC.
A Delaware corporation, Its Sole Member

By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 22, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Jeffrey W. Adler	Manager and Executive	Date: March 22, 2007
Jeffrey W. Adler	Vice President

/s/David R. Robertson	Manager, President	Date: March 22, 2007
David R. Robertson	and Chief Executive Officer

/s/Stephen B. Waters	Vice President	Date: March 22, 2007
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

Date:  March 22, 2007

/s/David R. Robertson

David R. Robertson

President and Chief Executive Officer of AIMCO/Bethesda Holdings, Inc., equivalent of the chief executive officer of the Partnership

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

Date:  March 22, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of AIMCO/Bethesda Holdings, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Riverside Park Associates Limited Partnership (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: March 22, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 22, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.