Form 10QSB
period 2007-03-31
RIVERSIDE PARK ASSOCIATES LP
filed 2007-05-15
CIK 813812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

BALANCE SHEET

(Unaudited)

 (in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 7,202
Receivables and deposits		215
Other assets		1,984
Investment property:
Land	$ 6,357
Buildings and related personal property	109,310
	115,667
Less accumulated depreciation	(63,491)	52,176
		$ 61,577
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 2,100
Tenant security deposit liabilities		217
Accrued property taxes		221
Other liabilities		691
Mortgage notes payable		80,489

Partners' Deficit:
General partner	$ (1,510)
Limited partners (566 units issued and outstanding)	(20,631)	(22,141)
		$ 61,577

See Accompanying Notes to Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$ 2,579	$ 2,789
Other income	492	317
Casualty gain (Note D)	4	37
Total revenues	3,075	3,143

Expenses:
Operating	1,247	1,247
General and administrative	152	146
Depreciation	979	1,021
Interest	571	652
Property taxes	119	173
Total expenses	3,068	3,239

Net income (loss)	$ 7	$ (96)

Net income (loss) allocated to general partner (3%)	$ --	$ (3)
Net income (loss) allocated to limited partners (97%)	7	(93)
	$ 7	$ (96)

Net income (loss) per limited partnership unit	$ 12.37	$ (164.31)

See Accompanying Notes to Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	566	$ --	$ 47,533	$ 47,533

Partners' deficit at
December 31, 2006	566	$(1,510)	$(20,638)	$(22,148)

Net income for the three months
ended March 31, 2007	--	--	7	7

Partners' deficit
at March 31, 2007	566	$(1,510)	$(20,631)	$(22,141)

See Accompanying Notes to Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 7	$ (96)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	979	1,021
Casualty gain	(4)	(37)
Amortization of loan costs	25	12
Change in accounts:
Receivables and deposits	(27)	(52)
Other assets	(439)	(148)
Accounts payable	(88)	217
Tenant security deposit liabilities	17	2
Accrued property taxes	221	228
Other liabilities	(45)	66
Due to affiliates	--	140
Net cash provided by operating activities	646	1,353

Cash flows from investing activities:
Property improvements and replacements	(8,695)	(1,503)
Insurance proceeds received	5	50
Net cash used in investing activities	(8,690)	(1,453)

Cash flows from financing activities:
Payments on mortgage notes payable	--	(500)
Advances from affiliate	--	624
Net cash provided by financing activities	--	124

Net (decrease) increase in cash and cash equivalents	(8,044)	24

Cash and cash equivalents at beginning of period	15,246	174

Cash and cash equivalents at end of period	$ 7,202	$ 198

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 547	$ 606
Supplemental disclosure of non-cash activity:
Property improvements and replacements included
in accounts payable	$ 2,025	$ 561

At December 31, 2006 and 2005, approximately $3,202,000 and $217,000, respectively, of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the three months ended March 31, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of AIMCO/Riverside Park Associates, GP, LLC (“AIMCO GP” or the “General Partner”), a wholly-owned subsidiary of AIMO/Bethesda Holdings, Inc., (“AIMCO/Bethesda”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.  AIMCO GP and AIMCO/Bethesda are affiliates of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

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

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services based on a percentage of revenue and an annual partnership and investor service fee of $110,000 subject to a 6% annual increase. For 2007 and 2006, the annual partnership and investor service fee is estimated at approximately $333,000 and $314,000, respectively.

Affiliates of the General Partner receive 4% of gross receipts from the Partnership's investment property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $113,000 and $125,000 for the three months ended March 31, 2007 and 2006, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $620,000 and $190,000 for the three months ended March 31, 2007 and 2006, respectively, which are included in general and administrative expenses and investment property. These amounts include the annual partnership and investor service fee discussed above. The portion of these reimbursements included in investment property for the three months ended March 31, 2007 and 2006 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the General Partner of approximately $7,000 and $8,000, respectively. In connection with the redevelopment project (as discussed in “Note C”), an affiliate of the General Partner is to receive a redevelopment supervision fee of 6% of the actual redevelopment costs, or approximately $7,086,000 based on current estimated redevelopment costs.  The Partnership was charged approximately $471,000 and $46,000 in redevelopment supervision fees during the three months ended March 31, 2007 and 2006, respectively, which are included in investment property.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $485,000 to fund the redevelopment project at Riverside Park Apartments (as discussed in “Note C”) and approximately $139,000 to fund operating expenses during the three months ended March 31, 2006.  Interest accrued at the prime rate plus 2% and was approximately $34,000 for the three months ended March 31, 2006. The advances and associated accrued interest were repaid during the third quarter of 2006. No such advances were made to the Partnership during the three months ended March 31, 2007. There were no outstanding advances or associated accrued interest due to affiliates of the General Partner at March 31, 2007.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $367,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $292,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Redevelopment of Property

In March 2005, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Fairfax area. During the three months ended March 31, 2007, the General Partner revised the estimated project cost from approximately $119,000,000 to approximately $133,000,000. Based on current plans, the General Partner expects the redevelopment to be complete in April 2010.  The redevelopment is expected to consist of renovation and appliance upgrades to each apartment unit, exterior and interior improvements and the addition of a new clubhouse and fitness center.

As of March 31, 2007, the Partnership has spent approximately $29,006,000 for property redevelopment, of which approximately $21,488,000 was completed prior to 2007. The Partnership expects to fund the redevelopment from operations, Partnership reserves, and advances from an affiliate of the General Partner. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the three months ended March 31, 2007 and 2006, approximately $842,000 and $364,000, respectively, of interest, approximately $102,000 and $56,000, respectively, of real estate taxes, and approximately $75,000 and $32,000, respectively, of other construction period operating costs were capitalized.

Note D – Casualty Events

In February 2007, Riverside Park Apartments experienced smoke damage resulting from a fire at a transformer. The Partnership sustained damages of approximately $73,000 and cleanup expenses of approximately $35,000, which are included in operating expenses for the three months ended March 31, 2007. Subsequent to March 31, 2007, the Partnership received insurance proceeds of approximately $63,000, to cover the damages. The Partnership does not expect to record a loss from this event.

In November 2005, Riverside Park Apartments experienced roof and water damage to five units and the leasing office. The Partnership recorded a casualty gain of approximately $297,000 in 2006, of which approximately $37,000 was recognized during the three months ended March 31, 2006. The gain recognized during the three months ended March 31, 2006 was the result of the receipt of insurance proceeds of approximately $50,000, partially offset by the write off of the undepreciated cost of the damaged asset of approximately $13,000. During the three months ended March 31, 2007, the Partnership recognized an additional casualty gain of approximately $4,000, as a result of the receipt of insurance proceeds of approximately $5,000, partially offset by the additional write off of the undepreciated cost of the damaged asset of approximately $1,000.

Note E – Contingencies

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action. The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's sole asset is a 1,229 unit apartment complex known as Riverside Park Apartments located in Fairfax County, Virginia.  Average occupancy for the three months ended March 31, 2007 and 2006 was 67% and 78%, respectively. The General Partner attributes the decrease in occupancy to the ongoing redevelopment project at the property (as discussed in “Results of Operations”).

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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2007 was approximately $7,000, compared to net loss of approximately $96,000 for the three months ended March 31, 2006. The increase in net income is due to a decrease in total expenses, partially offset by a decrease in total revenues. The decrease in total expenses is due to decreases in depreciation, interest and property tax expenses. Both operating and general and administrative expenses remained relatively constant for the comparable periods. The decrease in depreciation expense is due to fixed assets becoming fully depreciated at the Partnership’s investment property during the three months ended March 31, 2007. The decrease in interest expense is due to an increase in interest capitalized at the property as a result of the redevelopment project (as discussed below), and a decrease in interest expense on advances from an affiliate of the General Partner, partially offset by an increase in interest expense due to a higher average debt balance as a result of the refinancing of the mortgage loans encumbering Riverside Park Apartments, as discussed in “Liquidity and Capital Resources”. The decrease in property tax expense is due to an increase in real estate taxes capitalized at the property as a result of the redevelopment project. Operating expenses remained relatively constant as increases in hazard insurance premiums, salaries and related benefits and cleanup expenses related to the February 2007 casualty (as discussed below) were offset by a decrease in utility expenses and an increase in capitalized operating costs as a result of the redevelopment project. Included in general and administrative expenses for the three months ended March 31, 2007 and 2006 are management reimbursements to the General Partner and its affiliates as allowed under the Partnership Agreement, the annual partnership and investor service fee as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues is due to decreases in rental income and the recognition of casualty gains (as discussed below), partially offset by an increase in other income. The decrease in rental income is due to the decrease in occupancy, partially offset by an increase in the average rental rate at the Partnership’s investment property.  The increase in other income is primarily due to an increase in interest income as a result of higher average cash balances.

In February 2007, Riverside Park Apartments experienced smoke damage resulting from a fire at a transformer. The Partnership sustained damages of approximately $73,000 and cleanup expenses of approximately $35,000, which are included in operating expenses for the three months ended March 31, 2007. Subsequent to March 31, 2007, the Partnership received insurance proceeds of approximately $63,000 to cover the damages. The Partnership does not expect to record a loss from this event.

In November 2005, Riverside Park Apartments experienced roof and water damage to five units and the leasing office. The Partnership recorded a casualty gain of approximately $297,000 in 2006, of which approximately $37,000 was recognized during the three months ended March 31, 2006. The gain recognized during the three months ended March 31, 2006 was the result of the receipt of insurance proceeds of approximately $50,000, partially offset by the write off of the undepreciated cost of the damaged asset of approximately $13,000. During the three months ended March 31, 2007, the Partnership recognized an additional casualty gain of approximately $4,000, as a result of the receipt of insurance proceeds of approximately $5,000, partially offset by the additional write off of the undepreciated cost of the damaged asset of approximately $1,000.

In March 2005, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Fairfax area. During the three months ended March 31, 2007, the General Partner revised the estimated project cost from approximately $119,000,000 to approximately $133,000,000. Based on current plans, the General Partner expects the redevelopment to be complete in April 2010.  The redevelopment is expected to consist of renovation and appliance upgrades to each apartment unit, exterior and interior improvements and the addition of a new clubhouse and fitness center. The Partnership expects to fund the redevelopment from operations, Partnership reserves, and advances from an affiliate of the General Partner. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the three months ended March 31, 2007 and 2006, approximately $842,000 and $364,000, respectively, of interest, approximately $102,000 and $56,000, respectively, of real estate taxes, and approximately $75,000 and $32,000, respectively, of other construction period operating costs were capitalized.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $7,202,000, compared to approximately $198,000 at March 31, 2006. The decrease in cash and cash equivalents of approximately $8,044,000, from December 31, 2006, is due to approximately $8,690,000 of cash used in investing activities, partially offset by approximately $646,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2007, the Partnership completed approximately $7,518,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $842,000, real estate taxes of approximately $102,000 and other construction period operating costs of approximately $75,000. These improvements were funded from operations and Partnership reserves. In March 2005, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Fairfax area. During the three months ended March 31, 2007, the General Partner revised the estimated project cost from approximately $119,000,000 to approximately $133,000,000. Based on current plans, the General Partner expects the redevelopment to be complete in April 2010.  The redevelopment is expected to consist of renovation and appliance upgrades to each apartment unit, exterior and interior improvements and the addition of a new clubhouse and fitness center. As of March 31, 2007, the Partnership has spent approximately $29,006,000 for property redevelopment, of which approximately $21,488,000 was completed prior to 2007. The Partnership expects to fund the redevelopment from operations, Partnership reserves, and advances from an affiliate of the General Partner. Certain other routine capital expenditures are anticipated during the remainder of 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

There were no distributions paid to the partners during the three months ended March 31, 2007 or 2006.  Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, refinancings and/or property sale. The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during the remainder of 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 383.41 limited partnership units (the "Units") in the Partnership representing 67.74% of the outstanding Units at March 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 67.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder.  As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSIDE PARK ASSOCIATES LIMITED
PARTNERSHIP, a Delaware limited partnership

By: AIMCO/RIVERSIDE PARK ASSOCIATES, GP,
LLC, a Delaware limited liability
company, Its General Partner

By: AIMCO/BETHESDA HOLDINGS, INC.
A Delaware corporation, Its Sole Member

Date: May 14, 2007	By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

Date: May 14, 2007	By: /s/Stephen B. Waters
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

10(g)

Multifamily Note dated September 29, 2006, between AIMCO Riverside Park, L.L.C., a Delaware limited liability company, and Wells Fargo Bank, N.A. Incorporated by reference to the Exhibits to the Registrant’s Current Report on Form 8-K dated September 29, 2006 and filed on October 5, 2006.

10(h)

Consolidated, Amended and Restated Multifamily Note dated September 29, 2006, between AIMCO Riverside Park, L.L.C., a Delaware limited liability company, and the Federal Home Loan Mortgage Corporation. Incorporated by reference to the Exhibits to the Registrant’s Current Report on Form 8-K dated September 29, 2006 and filed on October 5, 2006.

10(i)

Guaranty dated September 29, 2006 between AIMCO Properties, L.P., a Delaware limited partnership, and the Federal Home Loan Mortgage Corporation. Incorporated by reference to the Exhibits to the Registrant’s Current Report on Form 8-K dated September 29, 2006 and filed on October 5, 2006.

10(j)

Consolidated, Amended and Restated Guaranty dated September 29, 2006 between AIMCO Properties, L.P., a Delaware limited partnership, and the Federal Home Loan Mortgage Corporation. Incorporated by reference to the Exhibits to the Registrant’s Current Report on Form 8-K dated September 29, 2006 and filed on October 5, 2006.

10(k)

Debt Service Escrow Agreement dated September 29, 2006, between AIMCO Riverside Park, L.L.C., a Delaware limited liability company, and Wells Fargo Bank, N.A. Incorporated by reference to the Exhibits to the Registrant’s Current Report on Form 8-K dated September 29, 2006 and filed on October 5, 2006.

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

Date:  May 14, 2007

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

Date:  May 14, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of AIMCO/Bethesda Holdings, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Riverside Park Associates Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: May 14, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 14, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.