Form 10QSB
period 2007-06-30
RIVERSIDE PARK ASSOCIATES LP
filed 2007-08-14
CIK 813812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

BALANCE SHEET

(Unaudited)

 (in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents	$ 126

Receivables and deposits		175
Other assets		2,023
Investment property:
Land	$ 6,357
Buildings and related personal property	119,172
	125,529
Less accumulated depreciation	(64,431)	61,098
		$ 63,422
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 2,229
Tenant security deposit liabilities		219
Accrued property taxes		442
Other liabilities		720
Due to affiliates (Note B)		1,108
Mortgage notes payable		80,489

Partners' Deficit:
General partner	$ (1,499)
Limited partners (566 units issued and outstanding)	(20,286)	(21,785)
		$ 63,422

See Accompanying Notes to Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 2,617	$ 2,854	$ 5,196	$ 5,643
Other income	420	328	912	645
Total revenues	3,037	3,182	6,108	6,288

Expenses:
Operating	1,072	1,288	2,319	2,535
General and administrative	160	138	312	284
Depreciation	973	1,129	1,952	2,150
Interest	419	711	990	1,363
Property taxes	114	186	233	359
Total expenses	2,738	3,452	5,806	6,691
Casualty gain (loss) (Note D)	57	(29)	61	8
Net income (loss)	$ 356	$ (299)	$ 363	$ (395)

Net income (loss) allocated to general
partner (3%)	$ 11	$ (9)	$ 11	$ (12)
Net income (loss) allocated to limited
partners (97%)	345	(290)	352	(383)

	$ 356	$ (299)	$ 363	$ (395)

Net income (loss) per limited
partnership unit	$ 609.54	$ (512.37)	$ 621.91	$ (676.68)

See Accompanying Notes to Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	566	$ --	$ 47,533	$ 47,533

Partners' deficit at
December 31, 2006	566	$(1,510)	$(20,638)	$(22,148)

Net income for the six months
ended June 30, 2007	--	11	352	363

Partners' deficit
at June 30, 2007	566	$(1,499)	$(20,286)	$(21,785)

See Accompanying Notes to Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 363	$ (395)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	1,952	2,150
Amortization of loan costs	50	24
Casualty gain	(61)	(8)
Change in accounts:
Receivables and deposits	13	(78)
Other assets	(483)	(147)
Accounts payable	49	104
Tenant security deposit liabilities	19	37
Accrued property taxes	442	457
Other liabilities	(16)	101
Due to affiliates	84	253
Net cash provided by operating activities	2,412	2,498

Cash flows from investing activities:
Property improvements and replacements	(18,604)	(3,025)
Insurance proceeds received	68	50
Net cash used in investing activities	(18,536)	(2,975)

Cash flows from financing activities:
Payments on mortgage notes payable	--	(1,010)
Loan costs paid	(20)	--
Advances from affiliate	1,024	1,487
Net cash provided by financing activities	1,004	477

Net decrease in cash and cash equivalents	(15,120)	--

Cash and cash equivalents at beginning of period	15,246	174

Cash and cash equivalents at end of period	$ 126	$ 174

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 954	$ 1,246

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 2,017	$ 877

At December 31, 2006 and 2005, approximately $3,202,000 and $217,000, respectively of property improvements and replacements were included in accounts payable, and are included in property improvements and replacements for the six months ended June 30, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

RIVERSIDE PARK ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Riverside Park Associates Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of AIMCO/Riverside Park Associates, GP, LLC (“AIMCO GP” or the “General Partner”), a wholly-owned subsidiary of AIMCO/Bethesda Holdings, Inc., (“AIMCO/Bethesda”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.  AIMCO GP and AIMCO/Bethesda are affiliates of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

Reclassifications

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

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

Affiliates of the General Partner receive 4% of gross receipts from the Partnership's investment property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $227,000 and $246,000 for the six months ended June 30, 2007 and 2006, respectively, which are included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $1,287,000 and $406,000 for the six months ended June 30, 2007 and 2006, respectively, which are included in general and administrative expenses and investment property. These amounts include the annual partnership and investor service fee discussed above. The portion of these reimbursements included in investment property for the six months ended June 30, 2007 and 2006 are construction management services for certain capital improvement expenditures (not related to the redevelopment project) provided by an affiliate of the General Partner of approximately $42,000 and $70,000, respectively. In connection with the redevelopment project (as discussed in “Note C”), an affiliate of the General Partner is to receive a redevelopment supervision fee of 6% of the actual redevelopment costs, or approximately $6,908,000 based on current estimated redevelopment costs.  The Partnership was charged approximately $960,000 and $81,000 in redevelopment supervision fees during the six months ended June 30, 2007 and 2006, respectively, which are included in investment property. At June 30, 2007, approximately $83,000 was owed to affiliates for unpaid reimbursements and is included in due to affiliates.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership approximately $1,024,000 and $1,487,000 to fund the redevelopment project and operating expenses at Riverside Park Apartments during the six months ended June 30, 2007 and 2006, respectively. Interest accrues at the prime rate plus 2% (10.25% at June 30, 2007) and was approximately $1,000 and $96,000 for the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, the amount of the outstanding advances and accrued interest was approximately $1,025,000 and is included in due to affiliates. Subsequent to June 30, 2007, an affiliate of the General Partner advanced the Partnership approximately $3,573,000 to fund the redevelopment project and operating expenses at the property.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $424,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $292,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Redevelopment of Property

In March 2005, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Fairfax area. During the six months ended June 30, 2007, the General Partner revised the estimated project cost from approximately $119,000,000 to approximately $137,000,000. Based on current plans, the General Partner expects the redevelopment to be complete in June 2010.  The redevelopment is expected to consist of renovation and appliance upgrades to each apartment unit, exterior and interior improvements and the addition of a new clubhouse and fitness center. As of June 30, 2007, the Partnership has spent approximately $38,907,000 for property redevelopment, of which approximately $21,488,000 was completed prior to 2007. The Partnership expects to fund the redevelopment from operations, Partnership reserves, and advances from an affiliate of the General Partner. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the six months ended June 30, 2007 and 2006, approximately $1,848,000 and $685,000, respectively, of interest, approximately $208,000 and $97,000, respectively, of real estate taxes, and approximately $148,000 and $39,000, respectively, of other construction period operating costs were capitalized.

Note D – Casualty Events

In February 2007, Riverside Park Apartments experienced smoke damage resulting from a fire at a transformer. The Partnership sustained damages of approximately $73,000 and cleanup and temporary housing expenses of approximately $24,000, which are included in operating expenses for the six months ended June 30, 2007. The Partnership recognized a casualty gain of approximately $57,000 during the three and six months ended June 30, 2007 as a result of the receipt of insurance proceeds of approximately $63,000, partially offset by the write off of the undepreciated cost of the damaged asset of approximately $6,000. In addition, the Partnership received insurance proceeds of approximately $19,000 as reimbursement for temporary housing expense which is reflected as a reduction of operating expenses.

In November 2005, Riverside Park Apartments experienced roof and water damage to five units and the leasing office. The Partnership recorded a casualty gain of approximately $297,000 in 2006, of which approximately $8,000 was recognized during the six months ended June 30, 2006. The gain recognized during the six months ended June 30, 2006 was the result of the receipt of insurance proceeds of approximately $50,000, partially offset by the write off of the undepreciated cost of the damaged asset of approximately $42,000. During the three months ended June 30, 2006, the Partnership reduced the casualty gain recognized in the first quarter of 2006 by approximately $29,000 as a result of a change in the estimated building damages at the property. During the six months ended June 30, 2007, the Partnership recognized an additional casualty gain of approximately $4,000 as a result of the receipt of insurance proceeds of approximately $5,000, partially offset by the additional write off of the undepreciated cost of the damaged asset of approximately $1,000.

Note E – Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's sole asset is a 1,229 unit apartment complex known as Riverside Park Apartments located in Fairfax County, Virginia.  Average occupancy for the six months ended June 30, 2007 and 2006 was 63% and 78%, respectively. The General Partner attributes the decrease in occupancy to the ongoing redevelopment project at the property (as discussed in “Results of Operations”).

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

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2007 was approximately $356,000 and $363,000, respectively, as compared to net loss of approximately $299,000 and $395,000 for the three and six months ended June 30, 2006, respectively. The increase in net income for both the three and six months ended June 30, 2007 is due to a decrease in total expenses and an increase in the recognition of casualty gains, partially offset by a decrease in total revenues. The decrease in total expenses for both periods is due to decreases in operating, depreciation, interest and property tax expenses, partially offset by an increase in general and administrative expenses. The decrease in operating expenses for both the three and six months ended June 30, 2007 is due to an increase in capitalized operating costs as a result of the redevelopment project at the Partnership’s investment property (as discussed below) and decreases in contract services and advertising expenses, partially offset by an increase in hazard insurance premiums at the property primarily as a result of the redevelopment project. The decrease in depreciation expense for both periods is due to fixed assets becoming fully depreciated at the Partnership’s investment property during the first quarter of 2007. The decrease in interest expense is due to an increase in interest capitalized at the property as a result of the redevelopment project and a decrease in interest expense on advances from an affiliate of the General Partner, partially offset by an increase in interest expense due to a higher average debt balance as a result of the refinancing of the mortgage loans encumbering Riverside Park Apartments, as discussed in “Liquidity and Capital Resources”. The decrease in property tax expense is primarily due to an increase in real estate taxes capitalized at the property as a result of the redevelopment project. The increase in general and administrative expenses for both the three and six months ended June 30, 2007 and 2006 is due to increases in management reimbursements to the General Partner and its affiliates as allowed under the Partnership Agreement and the annual partnership and investor service fee as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues for both periods is due to a decrease in rental income, partially offset by an increase in other income. The decrease in rental income is due to the decrease in occupancy, partially offset by an increase in the average rental rate at the Partnership’s investment property.  The increase in other income is primarily due to an increase in interest income as a result of higher average cash balances.

In February 2007, Riverside Park Apartments experienced smoke damage resulting from a fire at a transformer. The Partnership sustained damages of approximately $73,000 and cleanup and temporary housing expenses of approximately $24,000, which are included in operating expenses for the six months ended June 30, 2007. The Partnership recognized a casualty gain of approximately $57,000 during the three and six months ended June 30, 2007 as a result of the receipt of insurance proceeds of approximately $63,000, partially offset by the write off of the undepreciated cost of the damaged asset of approximately $6,000. In addition, the Partnership received insurance proceeds of approximately $19,000 as reimbursement for temporary housing expense which is reflected as a reduction of operating expenses.

In November 2005, Riverside Park Apartments experienced roof and water damage to five units and the leasing office. The Partnership recorded a casualty gain of approximately $297,000 in 2006, of which approximately $8,000 was recognized during the six months ended June 30, 2006. The gain recognized during the six months ended June 30, 2006 was the result of the receipt of insurance proceeds of approximately $50,000, partially offset by the write off of the undepreciated cost of the damaged asset of approximately $42,000. During the three months ended June 30, 2006, the Partnership reduced the casualty gain recognized in the first quarter of 2006 by approximately $29,000 as a result of a change in the estimated building damages at the property. During the six months ended June 30, 2007, the Partnership recognized an additional casualty gain of approximately $4,000 as a result of the receipt of insurance proceeds of approximately $5,000, partially offset by the additional write off of the undepreciated cost of the damaged asset of approximately $1,000.

In March 2005, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Fairfax area. During the six months ended June 30, 2007, the General Partner revised the estimated project cost from approximately $119,000,000 to approximately $137,000,000. Based on current plans, the General Partner expects the redevelopment to be complete in June 2010.  The redevelopment is expected to consist of renovation and appliance upgrades to each apartment unit, exterior and interior improvements and the addition of a new clubhouse and fitness center. The Partnership expects to fund the redevelopment from operations, Partnership reserves, and advances from an affiliate of the General Partner. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. During the six months ended June 30, 2007 and 2006, approximately $1,848,000 and $685,000, respectively, of interest, approximately $208,000 and $97,000, respectively, of real estate taxes, and approximately $148,000 and $39,000, respectively, of other construction period operating costs were capitalized.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $126,000, compared to approximately $174,000 at June 30, 2006. The decrease in cash and cash equivalents of approximately $15,120,000, from December 31, 2006, is due to approximately $18,536,000 of cash used in investing activities, partially offset by approximately $2,412,000 and $1,004,000 of cash provided by operating and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash provided by financing activities consisted of advances from an affiliate of the General Partner, partially offset by additional loan costs paid associated with the new financing (as discussed below). The Partnership invests its working capital reserves in interest bearing accounts.

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

During the six months ended June 30, 2007, the Partnership completed approximately $17,419,000 of capital improvements primarily arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $1,848,000, real estate taxes of approximately $208,000 and other construction period operating costs of approximately $148,000. These improvements were funded from operations, Partnership reserves and advances from an affiliate of the General Partner. In March 2005, the Partnership began a major redevelopment project at the property in order for it to remain competitive with other properties in the Fairfax area. During the six months ended June 30, 2007, the General Partner revised the estimated project cost from approximately $119,000,000 to approximately $137,000,000. Based on current plans, the General Partner expects the redevelopment to be complete in June 2010.  The redevelopment is expected to consist of renovation and appliance upgrades to each apartment unit, exterior and interior improvements and the addition of a new clubhouse and fitness center. As of June 30, 2007, the Partnership has spent approximately $38,907,000 for property redevelopment, of which approximately $21,488,000 was completed prior to 2007. The Partnership expects to fund the redevelopment from operations, Partnership reserves and advances from an affiliate of the General Partner. Certain other routine capital expenditures are anticipated during the remainder of 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

There were no distributions paid to the partners during the six months ended June 30, 2007 or 2006.  Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, refinancings and/or property sale. The Partnership’s cash available for distribution is reviewed on a monthly basis.  In light of the amounts accrued and payable to affiliates of the General Partner at June 30, 2007 and the significant redevelopment project at the property, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during the remainder of 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 383.41 limited partnership units (the "Units") in the Partnership representing 67.74% of the outstanding Units at June 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 67.74% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO, as its sole stockholder.  As a result, the duties of the General Partner, as General Partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

RIVERSIDE PARK ASSOCIATES LIMITED
PARTNERSHIP, a Delaware limited partnership

By: AIMCO/RIVERSIDE PARK ASSOCIATES, GP,
LLC, a Delaware limited liability
company, Its General Partner

By: AIMCO/BETHESDA HOLDINGS, INC.
A Delaware corporation, Its Sole Member

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

10(g)

Multifamily Note dated September 29, 2006, between AIMCO Riverside Park, L.L.C., a Delaware limited liability company, and Wells Fargo Bank, N.A. Incorporated by reference to the Exhibits to the Registrant’s Current Report on Form 8-K dated September 29, 2006.

10(h)

Consolidated, Amended and Restated Multifamily Note dated September 29, 2006, between AIMCO Riverside Park, L.L.C., a Delaware limited liability company, and the Federal Home Loan Mortgage Corporation. Incorporated by reference to the Exhibits to the Registrant’s Current Report on Form 8-K dated September 29, 2006.

10(i)

Guaranty dated September 29, 2006 between AIMCO Properties, L.P., a Delaware limited partnership, and the Federal Home Loan Mortgage Corporation. Incorporated by reference to the Exhibits to the Registrant’s Current Report on Form 8-K dated September 29, 2006.

10(j)

Consolidated, Amended and Restated Guaranty dated September 29, 2006 between AIMCO Properties, L.P., a Delaware limited partnership, and the Federal Home Loan Mortgage Corporation. Incorporated by reference to the Exhibits to the Registrant’s Current Report on Form 8-K dated September 29, 2006.

10(k)

Debt Service Escrow Agreement dated September 29, 2006, between AIMCO Riverside Park, L.L.C., a Delaware limited liability company, and Wells Fargo Bank, N.A. Incorporated by reference to the Exhibits to the Registrant’s Current Report on Form 8-K dated September 29, 2006.

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

Date:  August 13, 2007

/s/Martha L. Long

Martha L. Long

Senior Vice President of AIMCO/Bethesda Holdings, Inc., equivalent of the chief executive officer of the Partnership

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of AIMCO/Bethesda Holdings, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Riverside Park Associates Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.